Form 10-K
period 1996-12-31
COAST DENTAL SERVICES INC
filed 1997-03-31
CIK 1018920

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.   20549
                         ______________________________
                                   FORM 10-K

              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the fiscal year ended December 31, 1996
Commission file number 000-21501


                          COAST DENTAL SERVICES, INC.
             (Exact name of Registrant as specified in its charter)

                      Delaware                                 59-3136131
          (State or other jurisdiction of                  (I.R.S. employer
           incorporation or organization)                 identification no.)

          6200 Courtney Campbell Causeway
                   Tampa, Florida                                 33607
      (Address of principal executive offices)                 (Zip code)

      Registrant's telephone number, including area code:  (813) 288-1999

          Securities registered pursuant to Section 12(b) of the Act:

                                      None

          Securities registered pursuant to Section 12(g) of the Act:

                    Common Stock, par value $.001 per share
                    ---------------------------------------
                                (Title of Class)


         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 14, 1997, was $32,707,500 based upon the closing price of such shares on such date on the Nasdaq Stock Market's National Market. As of March 14, 1997, there were 5,700,000 shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 1997 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1997, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                          COAST DENTAL SERVICES, INC.

                        1996 ANNUAL REPORT ON FORM 10-K

                               TABLE OF CONTENTS

                                                                                                                     PAGE
ITEM 1.      BUSINESS.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   3

ITEM 2.      PROPERTIES.  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 3.      LEGAL PROCEEDINGS  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS  . . . . . . . . . . . . . . . . . . . . . . . . . .   7

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS. . . . . . . . . . . . . . . . . .   8

ITEM 6.      SELECTED FINANCIAL DATA  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   9

ITEM 7.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. . . . . . . . . .  10

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND DISCLOSURE . . . . . . . . . . . . . . .  33

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

ITEM 11.     EXECUTIVE COMPENSATION . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT . . . . . . . . . . . . . . . . . . . . .  33

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  33

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K  . . . . . . . . . . . . . . . . . . .  34


                                  INTRODUCTION

             Unless the context otherwise requires, references in this document to "Coast Dental" or the "Company" refer to Coast Dental Services, Inc. and its predecessor; "Dental Centers" refers to dental offices with a dental practice managed or to be managed by the Company pursuant to a services and support agreement; the "Coast Florida P.A." refers to the Florida professional association which employs the dentists providing dental services at the Dental Centers in Florida pursuant to a services and support agreement with the Company (the "Services and Support Agreement"); "Coast P.A." refers to any professional dental association outside the State of Florida, with which the Company may enter into a services and support agreement; "internally developed Dental Centers" refers to Dental Centers which are initially opened, developed and managed by the company pursuant to a services and support agreement with the Coast Florida P.A. or Coast P.A.; "acquired Dental Centers" refers to Dental Centers resulting from the acquisition of an existing dental facility by the company, combined with the acquisition by the Coast Florida P.A. or Coast P.A. of the existing dental practice located at that facility; "Coast Dentists" refers to the licensed dentists employed by the Coast Florida P.A. or Coast P.A. who provide dental services at the Dental Centers; and "Coast Dental Network" refers collectively to the Dental Centers and the Coast Dentists.


                                     PART I

ITEM 1.      BUSINESS.

             GENERAL.

             Coast Dental Services, Inc. provides management services to 29 Dental Centers located in central Florida. Of the 29 Dental Centers, 12 were internally developed and 17 were acquired by the Company. As of December 31, 1996, 41 Coast Dentists were employed by the Coast Florida P.A., serving over 237,500 patients. The Company expects to add a combined total of at least 25 internally developed and acquired Dental Centers in 1997.

             The United States dental industry is highly fragmented, consisting of more than 110,000 dental practices with approximately 88% of these practices operated by dentists working alone or with one other dentist. According to the Health Care Financing Administration, expenditures for all dental services in the United States were an estimated $45.2 billion in 1995 and are expected to grow at a rate of 6.6% per year through 2000. Based upon a 1990 Survey by the American Dental Association ("ADA"), general dentistry was estimated to represent approximately 83% of all dental services performed in the United States. The Company believes several factors are driving the overall industry growth. First, as the "baby boom" generation ages, the demand for many higher priced dental maintenance products and procedures (such as crowns, bridges and dentures) will increase relative to the demand for other more routine, lower priced dental products and procedures (such as cleanings and fillings).
Second, increasing attention to dental health and, in particular, to personal appearance has increased the demand for general dentistry services and cosmetic dental products and procedures (such as bonding and whitening). Finally, a greater percentage of the population is now covered by private or government funded dental health insurance thereby facilitating increased dental office visits and a greater utilization of general dentistry services.

             The Company's goal is to develop a leadership position in the management of general dentistry practices throughout Florida and the southeastern United States. The Company earns fees paid by the Coast Florida P.A. for providing management services and support to the Dental Centers. A uniform operating model (the "Coast Operating Model"), utilized at the Dental Centers is designed with the goals of increasing productivity and maintaining the low cost delivery of quality general dentistry services. The key elements of the Coast Operating Model are: (i) affiliating with general dental providers that focus on the most common, high volume dental products and procedures which lend themselves to cost-effective delivery; (ii) centralizing management and administrative responsibilities, thus allowing Coast Dentists to concentrate on delivering high quality dental care; (iii) facilitating the training of the Dental Center staff, including Coast Dentists and hygienists, in techniques for managing the delivery of high volume, quality dental services; and (iv) assisting with the implementation of marketing programs designed to meet the needs of each Dental Center. The Company believes that expansion of the Coast Dental Network can help in maximizing economies of scale in management and administration, materials procurement and marketing, and assist in facilitating contracting with managed care companies.

             As the Coast Dental Network has grown, an increasing percentage of the Coast Dentist's patient revenue has been derived from a growing managed care patient base. The Company believes that managed care companies are presently focused on increasing their revenue and gaining market share by offering a full range of health insurance options, including dental insurance. As a result, managed care companies are aggressively seeking to contract with dental providers that offer extensive regional coverage, have the ability to deliver dental services at managed care pricing levels, and possess the necessary management information systems and contract administration expertise. Accordingly, the Company believes that it is well positioned to gain an increased state of the managed cared market as compared to sole practitioners and small dental group practices that generally do not have the resources to develop such capabilities or managed care relationships.

             The Company expects to continue to expand into new contiguous markets in the southeastern United States through the continued addition of internally developed and acquired Dental Centers. Of the 29 Dental Centers currently managed by the Company, 12 were internally developed and 17 were acquired by the Company. When the Company acquires an existing dental office, the Company acquires the assets to the extent permitted by law. Typically, the Company acquires the dental office lease as well as all dental and office equipment. The Coast Florida P.A. acquires the patient lists and related assets, and typically enters into employment agreements with the acquired practice's dentists and hygienists to staff the Dental Center. When the Company internally develops Dental Centers, the Company provides the dental office location and the necessary equipment and support staff while the Coast Florida P.A. provides dentists and dental hygienists. The patient lists are the property of the Coast Florida P.A.

        The Company was originally incorporated in August 1992 as Sunshine Health Services Inc., a Florida corporation. In August 1994 Sushine Health Services, Inc. changed its name to Coast Dental, Inc. Effective March 31, 1996, Coast Dental, Inc. was merged into the Company, for the purpose of reincorporating the Company in the state of Delaware and changing its corporate name. The Company is located at 6200 Courtney Campbell Causeway, Tampa, Florida, 33607, and its telephone number is 813-288-1999.

RECENT ACQUISITIONS

             The Company opened two internally developed Dental Centers in both 1992 and 1993, four in 1994, three in 1995 and one in 1996. The Company has added 17 acquired Dental Centers in 1996, including a single dental office in January 1996, seven dental offices in April 1996 through the Volusia Acquisition, three separate single dental offices in September 1996, three dental offices in November 1996 through the Seminole Acquisition, and three separate single dental offices in December 1996. The total purchase prices for the Volusia Acquisition and the Seminole Acquisition were $1.8 million and $2.5 million, respectively, and the purchase prices for the other acquisitions completed in 1996 aggregated approximately $1.0 million. See
Note 4 to Notes to Financial Statements of the Company.  See
"MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION".

SERVICES AND OPERATIONS

             The Company is primarily responsible for the management and administrative functions of its Dental Centers. The Company provides financial, accounting, billing, training, marketing assistance and collection services for the Coast Florida P.A. and employs the Dental Center's management and administrative personnel, but does not provide dental care. The Coast Florida P.A. maintains full control over the dental practices of the Coast Dentists, employs the Coast Dentists and their hygienists and sets standards of care in order to promote the provision of quality dental care. The Coast Florida P.A. is also responsible for compliance with state and local regulations of the practice of dentistry and with license or certification requirements. Each Coast Dentist is responsible for acquiring and maintaining professional liability insurance.

             Pursuant to the Services and Support Agreement with the Coast Florida P.A. the Company is the exclusive business manager, to the extent allowable by law, of the Dental Centers. As Dental Centers are acquired or internally developed in Florida by the Company and the Coast Florida P.A., the Dental Centers are expected to be governed by the existing Services and Support Agreement, subject to possible future modification or amendment.

             As compensation for its management services the current Services and Support Agreement, the Coast Florida P.A. pays the Company a monthly services and support fee equal to a percentage of the gross revenue of the Dental Center. From the service and support fee paid to the Company by the Coast Florida P.A., the Company pays all operating and nonoperating expenses incurred at the Dental Center except for the salaries and benefits of the Coast Dentists and dental hygienists, federal and state income taxes, bad debt, and any other expenses designated as an expense of the Coast Florida P.A. in the Services and Support Agreement.

             The Company currently obtains all of its revenue from the services and support fee paid by the Coast Florida P.A. The loss of such customer would have a material adverse effect on the Company's business and results of operations. The Coast Florida P.A. is wholly owned and managed by Adam Diasti, an executive officer and director of the Company. See "DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT." Future modifications, amendments or revisions to the Services and Support Agreement are subject to approval in advance by the Audit Committee of the Company's Board of Directors, a majority of which consist of the independent outside directors of the Company, and by Barnett Bank N.A. pursuant to the terms of the Company's current credit facility. Due to legal restrictions in the State of Florida, the Services and Support Agreement prohibits the Company from exercising any control, either direct or indirect, over the Coast Dentists' professional decisions, patient records, and decisions relating to pricing, advertising, office personnel and hours of practice.

             The Company plans to continue to use the current form of its Services and Support Agreement to the extent possible and marketable, as it enters into new states or into arrangements with other dental practices. However, the terms of future agreements may differ according to market conditions and the statutory or regulatory requirements of the particular state in which the dental practice is located.

GOVERNMENTAL AND STATE REGULATIONS

             The Company's operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of its business. The Company is also subject to laws and regulations which relate to business corporations in general. The Company believes that it exercises care in an effort to structure its practices and arrangements with dental practices to comply with relevant federal and state law and believes that such arrangements and practices comply in all material repsects with all applicable statutes and regulations. The health care industry and dental practices are highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of health care providers providers and companies is increasing.

             The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of dentistry. Florida law specifically prohibits non-professional corporations from employing dentists and dental hygienists, exercising control over patient records, and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. The Company does not employ dentists or dental hygienists and does not exercise control over any prohibited areas. While Dr. Adam Diasti, the sole shareholder of the Coast Dental P.A., is also a shareholder, director and officer of the Company, he acts independently when making decisions in these areas on behalf of the Coast Florida P.A.

             Some states, including Florida, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services. Florida law specifically requires that dentists or their professional corporations maintain complete care, custody and control of all equipment and materials used in the practice of dentistry. The Services and Support Agreement between the Company and Coast Florida P.A. provides that the Company shall not exercise control over any matters that would violate the requirements of Florida law.

        Many states also prohibit "fee-splitting" by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a protion of a fee to another person for referring a patient or otherwise generating business, and not to provide payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice's revenues. The Florida fee-splitting law prohibits paying or receiving any commission, bonus, kickback, or rebate, or engaging in any split-fee arrangement in any form with a dentist for patient referrals to dentists or other providers of health care goods and services.

             Many states, including Florida, prohibit dentists from using advertising which includes any name other than their own, or from advertising in any manner that is likely to mislead a person to believe that a non-dentist is engaged in the practice of dentistry. The Services and Support Agreement provides that all advertising shall conform to these requirements. Florida law also requires all advertising to identify the Florida dentist who assumes total responsibility for the advertisement and may not include the name of a person who is not either actually involved in the practice of dentistry at the advertised location or an owner of the practice being advertised. All of the advertisements include the name of Dr. Adam Diasti who owns the dental practice through the Coast Florida P.A.

             The laws referred to above have civil and criminal penalties and have been subject to limited juducial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. The Company's agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that review of the Company's business arrangements or the operation of the Dental Centers will not result in determinations taht adversely affect the Company's operations or that the long-term Service and Support Agreement or certain of its provisions will not be held invalid and unenforceable.

             In addition, these laws and their interpretation vary from state to state. The laws and regulatioms of certain states into which the Company seeks to expand may require the Company to change the form of relationships entered into with dentists in a manner that restricts the Company's operations in those states.

             The Company believes that health care regulaions will continue to change, and as a result, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time, if necessary, as the business and regulatory environment change. However, there can be no assurance that any such changes will not adversely affect the ability of the Company to operate under the Services and Support Agreement as it currently does.

COMPETITION

             The Company is aware of other companies which are actively engaged in the consolidation of existing dental practices and providing management services to dental practices, some of which may have substantially greater financial resources and longer operating histories than the Company. The Company assumes that additional companies with similar objectives may enter the Company's markets and compete with the Company. The primary basis of competition between dental PPMs are the extent of the dental care network, management expertise and experience, sophistication of management information systems, the elements of its operating system, the availability of managed care business, opportunity for career enhancement of potential associated dentists, liquidity, high visibility, pricing in acquisition and management agreements, degrees of control required by the merger and the size of operations.

             The business of providing dental services is highly competitive in each of the markets in which the Dental Centers operate. The primary bases of competition within the dental services industry are price of services, marketing exposure, convenience of location and traffic flow of location, hours of operation, reputation, managed care contracts, quality of care, and appearance and usefulness of facility and equipment. Coast Dentists compete with other dentists who maintain single offices or operate a single satellite office, as well as with dentists who maintain group practices or operate in multiple offices. Many of those dentists have more established practices in their markets.

SEASONALITY

             The Company has traditionally experienced its highest volume of patient visits during the first and last quarters of the year and its lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Seasonality for the period since January 1, 1995 has been mitigated by the increase in monthly capitation revenue from managed care contracts to the Coast Florida P.A.

SERVICE MARKS

             The Company believes its service marks are important to the Company. The Company applied for registration of the service marks "Coast Dental" and the Company logo with the United States Patent and Trademarks Office in 1996 which application is currently pending.

EMPLOYEES

             At March 14, 1997 the Company had 190 full-time and part-time employees, of which approximately 18 were employed at the Company's headquarters and approximately 172 were employed at the Dental Centers. None of the Company's employees are employed under a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.      PROPERTIES.

             The Company presently leases an average of between 1,200 to 2,000 square feet of office space for each of the Dental Centers. The typical lease for office space is for a term of approximately five years and generally provides for renewal options for additional years. The average rental payments for a leased Dental Center are approximately $1,600 per month. The Company plans to continue to lease rather than purchase space for the Dental Centers to preserve the Company's available capital.

ITEM 3.      LEGAL PROCEEDINGS

             There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material effect on its financial position.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

             On October 14, 1996, the shareholders took action by unanimous written consent without a meeting to amend and restate the Company's Certificate of Incorporation to effect a .8888889 for 1 reverse split of the Company's Common Stock. There were 3,465,000 votes for; 0 votes against; 0 abstentions; and 0 broker non-votes.

             On October 20, 1996 the shareholders took action by unanimous written consent without a meeting to keep the numbers of shares of Common Stock available under the Company's Stock Option Plan and Affiliated Professionals Plan to 450,000 shares each. There were 3,465,000 votes for; 0 votes against; 0 abstentions; and 0 broker non-votes.

             On December 27, 1996 the shareholders took action by unanimous written consent without a meeting to amend the Company's Certificate of Incorporation to effect a .875 for 1 reverse split of the Company's Common Stock. There were 3,465,000 votes for; 0 votes against; 0 abstentions; and 0 broker non-votes.

             On December 29, 1996, the shareholders took action by unanimous written consent without a meeting to elect John H. Kang and Donald R. Millard to the Board of Directors to be effective the date of the Company's initial public offering. There were 3,465,000 votes for; 0 votes against; 0 abstentions; and 0 broker non-votes.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

MARKET INFORMATION

             The Common Stock of the Company has been trading publicly under the symbol CDEN on the Nasdaq National Market since the Company's initial public offering on February 11, 1997. The following table sets forth the high and low closing sale price of the Company's Common Stock as reported in the Nasdaq National Market for the periods indicated:

                                       HIGH                   LOW
                                       ----                   ---
1997
----
  February 11, 1997                    $14 .00                $10.25
  through March 14, 1997

HOLDERS

             At March 1, 1997, there were 56 stockholders of record. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies. The Company believes that there are approximately 1,000 beneficial owners of Common Stock.

DIVIDENDS

             The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all cash for use in the operation and expansion of the Company's business and does not anticipate paying any cash dividends in the near future. In addition, the Company's existing bank credit agreement restricts the declaration or payment of cash dividends on its Common Stock.

SALES OF UNREGISTERED SECURITIES

             In March 1996, the Company issued an aggregate of 3,360,000 shares of Common Stock in connection with its corporate reorganization. This transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because it did not involve any public offering.

             In January and February 1996, the Company reached mutual understandings to provide restricted shares of Common Stock and in April and May 1996 issued 35,000 and 105,000 shares, respectively, as compensations to certain employees, executive officers, and affiliated professionals, pursuant to the Plans. These transactions were exempt from the registration requirements of the Securities Act pursuant to Rule 701.

             In October, November and December 1996, and in January 1997 the Company granted options to purchase approximately 196,000 shares of Common Stock under the Plans to certain employees, executive officers and affiliated professionals. These transactions are exempt from the registration requirements of the Securities Act pursuant to Rule 701.

             The Company has issued non-negotiable promissory notes to sellers as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices. On April 24, 1996 the Company issued non-negotiable promissory notes totalling $1.2 million to Richard J. Shawn, D.M.D. in connection with the Shawn Acquisition. On September 27, 1996 and September 30, 1996, the Company issued non-negotiable promissory notes totalling $341,250 to Juan A. Soler, D.D.S., Jerry L. Reynolds, D.D.S. and Dan Steele, P.A. in connection with the acquisition of the allowable assets of three dental practices. On October 31, 1996, the Company issued non-negotiable promissory notes totalling $1.5 million to Seminole Dental Center, Seminole Dental West, Seminole Dental South, Michael D. Whitcher, D.D.S. and C. M. Garcia, D.M.D. in connection with the Seminole Acquisition. The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

ITEM 6.          SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(in thousands, except per share data)

             The following selected financial data with respect to the Company's statements of operation's for the years ended December 31, 1993, 1994, 1995 and 1996 and the balance sheet data as of December 31, 1993, 1994, 1995 and 1996 are derived from the Financial Statements of the Company which have been audited by Deloitte & Touche LLP, independent accountants. The selected financial data presented below as of and for the year ended December 31, 1992 is unaudited and was prepared by management of the Company on the same basis as the audited Financial Statements included elsewhere herein and, in the opinion of management of the Company, include all adjustments necessary to present fairly the information set forth therein. The following data should be read in conjunction with the Financial Statements of the Company and the related notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Business--Coast Dental Center Locations" included elsewhere herein.


                                                                        YEARS ENDED DECEMBER 31,
                                                                        ------------------------
                                                           1992      1993       1994     1995        1996
                                                           ----      ----       ----     ----        ----
                                                            (DOLLARS IN THOUSANDS EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA:
  Net revenue                                              $ 398     $1,194     $1,868   $3,325      $8,128
  Dental Center expenses:
    Staff salaries                                            63        291        446      863       2,325
    Dental supplies and lab fees                              35        166        385      557       1,203
    Advertising                                               71        155        221      351         675
    Rent                                                      33        140        218      296         811
    Other                                                     52        100        163      286         438
                                                           -----     ------     ------   ------      ------
Total Dental Center expenses                                 254        852      1,433    2,353       5,452
                                                           -----     ------     ------   ------      ------
  Gross profit                                               144        342        435      972       2,676
General and administrative expenses                           --        296        580      682         950
Depreciation and amortization                                 11         10          5       15         139
                                                           -----     ------     ------   ------      ------
  Operating income (loss)                                    133         36       (150)     275       1,587
Interest expense--net                                          9         30         32       50         184
                                                           -----     ------     ------   ------      ------
Income (loss) before income taxes                            124          6       (182)     225       1,403
Pro forma income tax (expense) benefit(1)                    (50)        (2)        73      (90)       (547)
                                                           -----     ------     ------   ------      ------
Pro forma net income (loss)                                $  74     $    4     $ (109)  $  135      $  856
                                                           =====     ======     ======   ======      ------
Pro forma net earnings per common share                                                  $  .04      $  .24
Weighted average shares outstanding (000s)                                                3,500       3,500
                                                                                        =======       =====


SELECTED OPERATING DATA:
  Number of Dental Centers(2)                                  2          4          8        11         29
  Gross revenue per Dental Center(3)                          NA         NA       $535      $590       $635
  Number of dental chairs(2)                                  11         22         38        48        148
  Number of Coast Florida, P.A. Dentists(2)                    2          4          8        10         35
  Patient visits                                              NA     11,881     19,346    42,005    100,949
  Number of patient visits per dental chair(4)                NA        735        736       918      1,263



                                                                               DECEMBER 31,
                                                            1992       1993       1994      1995       1996
                                                            ----       ----       ----      ----       ----

                                                                              (IN THOUSANDS)
BALANCE SHEET DATA:
  Working capital (deficit)                                 $(24)      $(228)     $(496)    $  (168)   $ (816)
  Total assets                                               376         583        914       1,198     7,969
  Long-term debt, including current maturities               172         210        385         608     4,649
  Stockholders' equity                                       126         132        (50)        175     1,464

_______________________________
(1) Pro forma adjusted to reflect a 39% income tax rate as if the Company was taxed as a C Corporation during the periods presented.
(2)      Presented as of the end of the period.
(3) Includes only Dental Centers open for at least one year as of the beginning of the period, so that two Dental Centers are included for 1994, four Dental Centers are included for 1995 and eight Dental Centers are included for the year ended December 31, 1996.
(4)      Includes only Dental Centers that were open for the entire period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

OVERVIEW

             The Company opened its first Dental Center in May 1992 and to date has opened 12 internally developed Dental Centers and added 17 acquired Dental Centers. The Company derives its revenue through fees earned from the Coast Florida P.A. for providing management services and support at the Dental Centers. The Company currently manages a network of 29 Dental Centers in central Florida, staffed by 41 Coast Dentists and serving over 237,500 patients. Subsequent to fiscal year end December 31, 1996, the Company completed its initial public offering of common stock on February 11, 1997 ("Initial Public Offering"). The net proceeds to the Company from the sale of 2,200,000 shares of Common Stock offered by the Company were $15.1 million (after deducting underwriting discounts and commissions and offering expenses). The Company currently expects to use approximately $10.0 million of the net proceeds therefrom to expand the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers.

             Pursuant to the Services and Support Agreement with the Coast Florida P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. Under the current Services and Support Agreement, the Coast Florida P.A. pays a fee to the Company equal to approximately 76.0% of the Dental Centers' gross revenue. Prior to October 1996, the services and support fee paid to the Company averaged 78.5% of gross revenue from which the Company pays the operating expenses incurred by the Coast Florida P.A. excluding certain costs incurred by the Coast Florida P.A. The cost incurred by the Coast Florida P.A. include primarily dentists and hygienist salaries, as described in
Note 1 of the Company's Notes to Financial Statements.

             The Company opened two internally developed Dental Centers in both 1992 and 1993, four in 1994, three in 1995 and one in 1996. The average cost to the Company of an internally developed Dental Center has been approximately $125,000, which includes the cost of equipment, leasehold improvements and working capital associated with initial operations. At internally developed Dental Centers, profitability to the Company has been attained in an average of three to four months from opening.

             The Company completed its first acquisition of one Dental
Center in January 1996 for a purchase price of $40,000 and added seven acquired Dental Centers on April 1996 through the Volusia Acquisition for a purchase price of $1.8 million. The gross revenue for the eight dental practices located in these acquired Dental Centers was approximately $3.5 million for the year ended December 31, 1995. In September 1996, the Company added a total of three separately acquired Dental Centers located in Tampa, Wesley Chapel and Orlando, Florida. The combined purchase price for these three acquired Dental Centers was $620,000. For the year ended December 31, 1995 these three acquired dental practices had combined gross revenue of $1.1 million. In November 1996, the Company added a total of three acquired Dental Centers located in Casselberry, Apopka and Waters Edge, Florida through the Seminole Acquisition. The combined purchase price for these three acquired Dental Centers was $2.5 million. For the year ended December 31, 1995 these three acquired dental practices had combined gross revenue of $3.4 million. In December 1996, the Company added a total of three separately acquired Dental Centers located in Gainesville, Kissimmee and Orlando, Florida. The combined purchase price for these three acquired Dental Centers was $375,000. For the year ended December 31, 1995 these three acquired dental practices had combined gross revenue of $600,000. The Company's results of operation may vary in the future as a result of the timing, size and impact of anticipated future acquisitions.

             The Coast Florida P.A. currently derives its revenue from a combination of sources, including fees paid by private pay patients, indemnity insurance reimbursements and capitation payments from managed care companies. Medicaid reimbursements currently account for approximately two percent of the revenue of the Coast Florida P.A. The Coast Florida P.A. currently maintains 11 capitated managed care contracts.

             The following table outlines the payor mix for the Coast Florida P.A. revenue for the periods presented:


                                                       December 31,
                                                 ----------------------------
                                                 1994       1995         1996
                                                 ----       ----         ----
 Self-pay  . . . . . . . . . . . . . . .         100.0%      65.0%        55.0%
 HMOs  . . . . . . . . . . . . . . . . .            --       22.0         26.0
 Private insurers, including HMOs  . . .            --       12.0         17.0
 Medicare and Medicaid . . . . . . . . .            --        1.0          2.0
                                                 -----      -----        -----
      Total  . . . . . . . . . . . . . .           100%       100%         100%
                                                 =====      =====        =====

RESULTS OF OPERATIONS

             The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreement) certain items in the Company's statements of operations for the periods indicated:


                                                                          YEARS ENDED DECEMBER 31,
                                                                     ---------------------------------
                                                                     1994           1995          1996
                                                                     ----           ----          ----
             Net Revenue . . . . . . . . . . . . . . . . . .         100.0 %        100.0 %       100.0 %
                                                                     -----          -----         -----
             Dental Center Expenses:
               Staff Salaries  . . . . . . . . . . . . . . .          23.9           26.0          28.6
               Dental Supplies and Lab Fees  . . . . . . . .          20.6           16.7          14.8
               Advertising . . . . . . . . . . . . . . . . .          11.8           10.6           8.3
               Rent  . . . . . . . . . . . . . . . . . . . .          11.7            8.9          10.0
               Other . . . . . . . . . . . . . . . . . . . .           8.7            8.6           5.4
                                                                     -----          -----         -----
                              Total Dental Center Expenses .          76.7           70.8          67.1
                                                                     -----          -----         -----
             Gross Profit  . . . . . . . . . . . . . . . . .          23.3           29.2          32.9
                                                                     -----          -----         -----
             General and Administrative Expense  . . . . . .          31.0           20.5          11.7
             Depreciation and amortization . . . . . . . . .           0.3            0.5           1.7
                                                                     -----          -----         -----
             Operating Income (loss) . . . . . . . . . . . .          (8.0)           8.2          19.5
             Interest Expense  . . . . . . . . . . . . . . .           1.7            1.5           2.3
                                                                     -----          -----         -----
             Income (loss) Before Income Taxes . . . . . . .          (9.7)           6.7          17.2
             Pro-Forma Provision for Income Taxes  . . . . .           3.9           (2.7)         (6.7)
                                                                     -----          -----         -----
             Net Income (loss) . . . . . . . . . . . . . . .          (5.8) %         4.0 %        10.5 %
                                                                     =====          =====         =====

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

             Net Revenue. Net revenue increased 144.5% from $3.3 million for the year ended December 31, 1995 to $8.1 million for the year ended December 31, 1996. This increase was caused primarily by a 38.7% increase in net revenue attributable to the eight comparable Dental Centers (Dental Centers that were open throughout the periods being compared), which accounted for $1,090,000 of the net revenue increase; the three internally developed Dental Centers opened in 1995, which accounted for $964,000 of the increase; and the 17 acquired Dental Centers added in 1996, which accounted for $2.7 million of the increase. Capitation payments received from 11 managed care contracts during the year ended December 31, 1996 accounted for $975,000 of this increase. Increases in net revenue are primarily driven by increases in patient visits.

Patient visits increased 140.3% from 42,005 for the year ended December 31, 1995 to 100,949 for the year ended December 31, 1996. This increase was caused primarily by an increase of 13,457 patient visits at the eight comparable Dental Centers, an increase of 13,291 patient visits at the three internally developed Dental Centers and 32,085 patient visits at the 17 acquired Dental Centers.

             Staff Salaries. Staff salaries increased 169.3% from $863,000 for the year ended December 31, 1995 to $2.3 million for the year ended December 31, 1996. This increase in staff salaries was caused primarily by an increase in salaries of $287,000 for the eight comparable Dental Centers, $271,000 increase for the three internally developed Dental Centers and $898,000 for the 17 acquired Dental Centers. Staff salaries include the compensation paid to the administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers. As a percentage of net revenue, staff salaries increased from 26.0% for the year ended December 31, 1995 to 28.6% for the year ended December 31, 1996. The increase was caused primarily by the increase in staffing due to the addition of internally developed and acquired Dental Centers which was somewhat offset by staff levels at the eight comparable Dental Centers remaining relatively constant, while net revenue increased. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

             Dental Supplies and Lab Fees. Dental supplies and lab fees increased 116.1% from $557,000 for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996. This increase was caused primarily by the increase in patient visits and dental services provided at the eight comparable Dental Centers and the three internally developed and the 17 acquired Dental Centers. As a percentage of net revenue, dental supplies and lab fees decreased from 16.7% for the year ended December 31, 1995 to 14.8% for the year ended December 31, 1996. This decrease was caused primarily by the Company changing suppliers in October 1995 and negotiating a more favorable supply agreement. In addition, as the Coast Dental Network expands into new markets, changing demographics have caused crowns and dentures as a percentage of total product mix to decrease. Crowns and dentures result in lab fees not incurred with other dental products and procedures.

             Advertising. Advertising expense increased 92.5% from $351,000 for the year ended December 31, 1995 to $675,000 for the year ended December 31, 1996. This increase was caused primarily by implementation of a more aggressive advertising program for the 17 acquired Dental Centers. As a percentage of net revenue, advertising expense decreased from 10.6% for the year ended December 31, 1995 to 8.3% for the year ended December 31, 1996. This decrease was caused primarily by an increase in market penetration by comparable Dental Centers while advertising expenses remained relatively constant for those Centers.

             Rent. Rent expense increased 174.1% from $296,000 for the year ended December 31, 1995 to $811,000 for the year ended December 31, 1996. This increase was caused primarily by the addition of the three internally developed Dental Centers and the 17 acquired Dental Centers. As a percentage of net revenue, rent expense increased from 8.9% for the year ended December 31, 1995 to 10.0% for the year ended December 31, 1996. This increase was caused primarily by higher rent expense associated with the 17 acquired Dental Centers.

             Other Expenses. Other expenses increased 52.7% from $287,000 for the year ended December 31, 1995 to $438,000 for the year ended December 31, 1996. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs, which accounted for $85,000 of the increase, and depreciation expense, associated with the addition of the eighteen Dental Centers, which accounted for $66,000 the increase. As a percentage of net revenue, other expenses decreased from 8.6% for the year ended December 31, 1995 to 5.4% for the year ended December 31, 1996. This decrease was caused primarily by increased economies of scale associated with the increasing number of patient visits.

             General and Administrative Expenses. General and administrative expenses increased 39.3% from $682,000 for the year ended December 31, 1995 to $950,000 for the year ended December 31, 1996. This increase was caused primarily by corporate administrative salaries increasing, which accounted for $333,000 of the increase, and a decrease in other general and administrative expenses of $65,000. As a percentage of net revenue, general and administrative expenses decreased from 20.5% for the year ended December 31, 1995 to 11.7% for the year ended December 31, 1996. This decrease was caused primarily by economies of scale realized through the centralization of Dental Center management. General and administrative expenses primarily consist of expenses incurred at the corporate office.

             Depreciation and Amortization. Depreciation and amortization expense increased 821.5% from $15,000 for the year ended December 31, 1995 to $139,000 for the year ended December 31, 1996. As a percentage of net revenue, depreciation and amortization expense increased from 0.5% for the year ended December 31, 1995 to 1.7% for the year ended December 31, 1996. This increase was caused primarily by the recognition of amortization expense in 1996 related to a covenant not to compete agreement pursuant to the Volusia Acquisition, which accounted for $83,000 of the increase, and depreciation expense incurred at the corporate office which accounted for $27,000 of the increase.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

             Net Revenue. Net revenue increased 78.0% from $1.9 million for 1994 to $3.3 million for 1995. This increase was caused primarily by a 14.2% increase in net revenue attributable to the four comparable Dental Centers, all of which were internally developed and accounted for $224,000 of the net revenue increase, the four internally developed Dental Centers that were opened during 1994, which accounted for $431,000 of the increase, and the three internally developed Dental Centers opened in 1995, which accounted for $802,000 of the increase. Capitation payments received from 11 managed care contracts during 1995 accounted for approximately $20,000 of the increase. Patient visits increased 117.1% from 19,346 in 1994 to 42,005 in 1995. This increase was caused primarily by an increase of 6,509 patient visits at the four comparable Dental Centers, an increase of 6,228 patient visits at the four internally developed Dental Centers opened in 1994 and an increase of 9,922 patient visits at the three internally developed Dental Centers opened in 1995.

             Staff Salaries. Staff salaries increased 93.8% from $445,000 in 1994 to $863,000 in 1995. This increase was caused primarily by the increase in staff related to the addition of the four internally developed Dental Centers in 1994 and the three internally developed Dental Centers in 1995. As a percentage of net revenue, staff salaries increased from 23.8% in 1994 to 26.0% in 1995. This increase was caused primarily by the opening of internally developed Dental Centers in 1994 and 1995. Staff salaries at the comparable Dental Centers remained relatively constant.

             Dental Supplies and Lab Fees. Dental supplies and lab fees increased 44.5% from $385,000 in 1994 to $557,000 in 1995. This increase was primarily caused by the increase in patient visits and dental services provided at the four comparable Dental Centers, the four internally developed Dental Centers opened in 1994 and the three internally developed Dental Centers opened in 1995. As a percentage of net revenue, dental supplies and lab fees decreased from 20.6% in 1994 to 16.7% in 1995. This decrease was caused primarily by the Company changing suppliers in October 1995 and negotiating a more favorable supply agreement. In addition, as the Coast Dental Network expands into new markets, changing demographics have caused crowns and dentures as a percentage of the total product mix to decrease.

             Advertising. Advertising expense increased 58.6% from $221,000 in 1994 to $351,000 in 1995. This increase was caused primarily by the increased advertising for the four internally developed Dental Centers opened in 1994 and the three internally developed Dental Centers opened in 1995. As a percentage of net revenue, advertising expense decreased from 11.7% in 1994 to 10.6% in 1995. This decrease was caused primarily by increased economies of scale in advertising achieved through greater market penetration.

             Rent. Rent expense increased 35.8% from $218,000 in 1994 to $296,000 in 1995. This increase was caused primarily by the addition of the four internally developed Dental Centers opened in 1994 and the three internally developed Dental Centers opened in 1995. Rent expense at the four comparable Dental Centers remained relatively constant. As a percentage of net revenue, rent expense decreased from 11.7% in 1994 to 8.9% in 1995. This decrease was caused primarily by the increase in net revenue at comparable Dental Centers and the seven internally developed Dental Centers more than offsetting the increase in rent expense.

             Other Expenses. Other expenses increased 76.1% from $163,000 in 1994 to $287,000 in 1995. This increase was caused primarily by increases in insurance costs, credit card discounts and expenses related to the three internally developed Dental Centers opened during 1995, which accounted for $92,000 of the increase, and depreciation expense, which accounted for $32,000 of the increase. As a percentage of net revenue, other expenses remained relatively constant, decreasing from 8.7% in 1994 to 8.6% in 1995.

             General and Administrative Expenses. General and administrative expenses increased 17.5% from $580,000 in 1994 to $682,000 in 1995. This increase was caused primarily by corporate administrative salaries increasing $131,000 while other general and administrative expenses decreased $29,000. Additions to corporate staff were made in 1994 in anticipation of the Company's expansion in 1995. As a percentage of net revenue, general and administrative expenses decreased from 31.0% in 1994 to 20.5% in 1995. This decrease was caused primarily by economies of scale realized through the centralization of Dental Center management.

             Depreciation and Amortization. Depreciation and amortization increased 200.0% from $5,000 in 1994 to $15,000 in 1995. This increase was caused primarily by equipment purchases for the corporate office in 1995.

SEASONALITY

             The Company has traditionally experienced its highest volume of patient visits during the first and last quarters of the year and its lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Seasonality for the period since January 1, 1995 has been mitigated by the increase in monthly capitation revenue from managed care contracts to the Coast Florida P.A. which represented 9.4% of total revenue to the Coast Florida P.A. for the year ended December 31, 1996.

LIQUIDITY AND CAPITAL RESOURCES

             Prior to the Company's Initial Public Offering, the Company financed its operations through a combination of commercial borrowings and cash generated from operations. Net cash provided by operations for the years ended December 31, 1994, 1995 and 1996 was $135,000, $231,000, and $2.08 million, respectively. Net cash provided by operations for 1995 and 1996 consisted primarily of net income and increases in accounts payable, offset by an increase in 1995 in the management fee receivable. For the year ended December 31, 1996, net cash provided by operations consisted primarily of net income and increases in accounts payable and accrued expenses offset by an increase in management fees and other receivables.

             Cash used in investing activities for the years ended December 31, 1994 and 1995 of $200,000 and $157,000, respectively, was almost exclusively related to the purchase of equipment and leasehold improvements related to the nine internally developed Dental Centers opened during those periods. For the year ended December 31, 1996, cash used in investing activities of $5.63 million related primarily to the acquisition of tangible and intangible assets of the 17 acquired Dental Centers, one in January 1996, seven in April 1996, three in September 1996, three in November 1996 and three in December 1996.

             Cash provided by financing activities for the year ended December 31, 1994, 1995 and 1996 was $147,000, $46,000 and $3.85 million, respectively. The increase was primarily due to higher levels of bank borrowings to support the Company's addition of both internally developed and acquired Dental Centers.

             On August 15, 1996, the Company entered into a revolving line of credit with Barnett Bank of Florida (the "Barnett Credit Agreement"), which provided an aggregate of $1.5 million for general working capital needs and expansion of the number of Dental Centers. The revolving line of credit included interest at the rate of 1.5% per annum above Barnett Bank of Florida's prime rate and was payable on demand. Interest only was payable monthly. During February, 1997, the Company repaid all amounts owed on the Barnett credit line with proceeds from its Initial Public Offering.

             On March 7, 1997, the Company entered into a new agreement with Barnett whereby the line of credit agreement was increased to $5 million and the term was extended to April, 1998. In addition, the interest rate was adjusted to the Barnett prime rate or LIBOR plus, at the Company's option. Amounts borrowed pursuant to the Barnett Credit Agreement are collateralized by a first security interest in most of the Company's assets, including its receivables and equipment. The Barnett Credit Agreement contains negative and affirmative covenants and agreements restricting the Company's disposition of assets, capital expenditures, acquisitions, operations and payment of dividends as well as requiring the maintenance of certain financial ratios. As of March 15, 1997, the Company had available approximately $5,000,000 for borrowing under the Barnett Credit Agreement.

             On December 11, 1995, the Company entered into a revolving line of credit with the Bank of St. Petersburg (the "St. Petersburg Credit Agreement"), which provides an aggregate of $100,000 for general working capital needs and the addition of internally developed and acquired Dental Centers. The revolving line of credit bears interest at 2.0% per annum above the Bank of St. Petersburg's prime rate and amounts borrowed are secured by a first security interest in the Company's assets generally not secured by the Barnett Credit Agreement, including certain receivables and equipment, and are to be repaid in equal installments of $2,174 per month, plus interest. During February, 1997, the Company repaid the amounts outstanding on the St. Petersburg Credit Agreement with the net proceeds from its Initial Public Offering.

             During 1996, the Company added 17 acquired Dental Centers at a cost of approximately $4.3 million, consisting of approximately $1.1 million in cash and approximately $3.2 million of promissory notes issued by the Company. In certain acquisitions the Company provided security in the assets purchased pursuant to seller financing. The interest rates on the notes range from 8% to 9% per annum and the maturity dates for the notes range from the date of the Offering to October 2003. The Company expects to repay $2.9 million of such notes from the net proceeds received from its Initial Public Offering.

             The Company has previously loaned capital to the Coast Florida P.A. in connection with acquisitions of existing dental practices. The total outstanding balance of such loans as of December 31, 1996 was $224,000. The loans bear interest at 8% and have a maturity date of June 30, 1998. In March, 1997, the outstanding balance of such loans was repaid by the P.A. to the Company.

             Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of at least 25 Dental Centers and repayment of certain debts, management believes that the combination of the funds expected to be available under the Company's revolving line of credit, cash flow from operations and the net proceeds received from its Initial Public Offering should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy for at least the remainder of 1997. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash flow from operations, borrowings under the Barnett Credit Agreement, other credit sources, and where desirable, funding from the sale of debt or equity securities.

INFLATION

             The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in costs could have a significant impact on the Company and the industry. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

               SPECIAL NOTE REGARDING FORWARD LOOKING STATEMENTS

             Certain statements contained in this Form 10-K under "Business" and "Management's Discussion and Analysis of Financial Condition and Results of Operations" such as statements concerning the Company's addition of internally developed and acquired Dental Centers and the implementation of the Coast Operating Model at acquired Dental Centers, future intentions and prospects arising from same, and other statements contained herein regarding matters that are not historical facts are "forward looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and because such statements involve risks and uncertainties, actual results may differ materially from those expressed or implied by such forward looking statements. Those statements appear in a number of places in this Form 10-K and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) potential acquisitions or internal development of Dental Centers and the successful integration of such acquisitions and internally developed Dental Centers into the Coast Dental Network; (ii) the Company's financing plans; (iii) the Company's future financial condition or results of operation and trends related thereto;
(iv) the status and trends of governmental regulations; and (v) the Company's growth strategy and operating strategy including the implementation of the Coast Operating Model at acquired Dental Centers and increases in revenue and cost efficiencies expected therefrom. Prospective investors are cautioned that any such forward looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially form those projected in the forward looking statements as a result of various factors including, but not limited to an future (i) inability to locate or acquire suitable additional acquisitions or internal development locations; (ii) shortage of dentists available or willing to be hired by the Coast P.A.; (iii) inability of the Company to obtain acceptable financing to continue its growth strategy; (iv) disagreement between the Company and Coast Florida P.A.; (v) decision by the Coast Florida P.A. to not follow the Coast Operating Model; (vi) inability of the Coast Florida P.A. to perform under the Services and Support Agreement; (vii) adverse governmental regulations affecting the Company or the Coast Florida P.A.; (viii) inability of the Company to successfully integrate future Initially Developed and Acquired Dental Centers into the Company's business; (ix) inability of the Company to handle its existing business during future aggressive growth; and (x) changes in competitive factors or increased competition in its current and future territories regarding acquisitions and for practice management services to dentists.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

(A)     FINANCIAL STATEMENTS

        (1) FINANCIAL STATEMENTS. The Company's Financial Statements included in Item 8 hereof, as required, including the reports of the Independent Auditors are as follows:

        a.  Independent Auditors' Report;
        b.  Balance Sheets - December 31, 1995 and 1996;
        c. Statements of Operations - Years Ended December 31, 1994, 1995 and 1996;
        d. Statements of Stockholders' Equity (Deficiency) - Years Ended December 31, 1994, 1995 and 1996;
        e. Statements of Cash Flows - Years Ended December 31, 1994, 1995 and 1996; and
        f.  Notes to Financial Statements.

                          INDEPENDENT AUDITORS' REPORT

Coast Dental Services, Inc.

        We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the Company) as of December 31, 1995 and 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit incudes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 1995 and 1996 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1996 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP
Tampa, Florida

March 11, 1997

                          COAST DENTAL SERVICES, INC.
                                 BALANCE SHEETS

                                                                                        DECEMBER 31,
                                                                           -------------------------------------
                                                                                 1995                  1996
                                                                           ----------------      ---------------
                                                          ASSETS
      Current assets:
        Cash and cash equivalents (including restricted cash of
          $21,114 at December 31, 1996) . . . . . . . . . . . . .          $        241,403      $        540,790
        Management fee receivable from P.A. . . . . . . . . . . .                   130,113               818,370
        Notes receivable from Manrique and advances to P.A. . . .                        --               354,568
        Supplies  . . . . . . . . . . . . . . . . . . . . . . . .                    41,250               106,500
        Prepaid expenses and other assets . . . . . . . . . . . .                     2,786                26,560
                                                                           ----------------      ----------------
              Total current assets  . . . . . . . . . . . . . . .                   415,552             1,846,788
      Property and equipment, net . . . . . . . . . . . . . . . .                   602,070             1,802,285
      Notes receivable from stockholders  . . . . . . . . . . . .                   125,579               177,898
      Non-compete agreement - net of amortization of $82,778  . .                        --             1,028,622
      Dental service agreement -- net of amortization of $18,363                         --             2,117,742
      Capitalized offering costs  . . . . . . . . . . . . . . . .                        --               938,481
      Other assets  . . . . . . . . . . . . . . . . . . . . . . .                    54,351                57,410
                                                                           ----------------      ----------------
              Total . . . . . . . . . . . . . . . . . . . . . . .          $      1,197,552      $      7,969,226
                                                                           ================      ================

                                           LIABILITIES AND STOCKHOLDERS' EQUITY
      Current liabilities:
        Accounts payable  . . . . . . . . . . . . . . . . . . . .          $        352,166      $        664,050
        Accrued offering costs  . . . . . . . . . . . . . . . . .                        --               787,981
        Accrued payroll . . . . . . . . . . . . . . . . . . . . .                    57,568               185,229
        Other accrued expenses  . . . . . . . . . . . . . . . . .                     5,079               218,518
        Current maturities of long-term debt  . . . . . . . . . .                    99,161               731,127
        Current portion of capital lease obligations  . . . . . .                    69,578                75,874
                                                                           ----------------      ----------------
              Total current liabilities . . . . . . . . . . . . .                   583,552             2,662,779
      Long-term debt, excluding current maturities  . . . . . . .                   254,812             3,714,446
      Capital lease obligations, excluding current portion  . . .                   184,529               127,850
                                                                           ----------------      ----------------
              Total liabilities . . . . . . . . . . . . . . . . .                 1,022,893             6,505,075
                                                                           ----------------      ----------------
      Stockholders' equity:

        Preferred stock, $.001 par value; 2,000,000 shares
          authorized, none issued . . . . . . . . . . . . . . . .                        --                    --

        Common stock, $.001 par value; 50,000,000 shares
          authorized, 3,360,000 and 3,500,000, shares
          issued and outstanding, respectively  . . . . . . . . .                       336                 3,500
        Additional paid-in capital  . . . . . . . . . . . . . . .                       664                25,174
        Retained earnings   . . . . . . . . . . . . . . . . . . .                   173,659             1,435,477
                                                                           ----------------      ----------------
              Total stockholders' equity  . . . . . . . . . . . .                   174,659             1,464,151
                                                                           ----------------      ----------------
              Total . . . . . . . . . . . . . . . . . . . . . . .          $      1,197,552      $      7,969,226
                                                                           ================      ================


                       SEE NOTES TO FINANCIAL STATEMENTS.

                          COAST DENTAL SERVICES, INC.
                            STATEMENTS OF OPERATIONS

                                                                               DECEMBER 31,
                                                        -----------------------------------------------------------
                                                             1994                   1995                1996
                                                        ----------------      ----------------    -----------------
Net revenue . . . . . . . . . . . . . . . . . . . .     $      1,867,765      $      3,324,668    $       8,128,148
Dental Center expenses: . . . . . . . . . . . . . .

  Staff salaries  . . . . . . . . . . . . . . . . .              445,385               863,142            2,324,496
  Dental supplies and lab fees  . . . . . . . . . .              385,311               556,574            1,202,986
  Advertising . . . . . . . . . . . . . . . . . . .              221,071               350,659              674,918
  Rent  . . . . . . . . . . . . . . . . . . . . . .              218,017               295,982              811,210
  Depreciation  . . . . . . . . . . . . . . . . . .              106,179               138,213              203,753
  Other . . . . . . . . . . . . . . . . . . . . . .               56,575               148,506              234,130
                                                        ----------------      ----------------    -----------------
Total Dental Center expenses  . . . . . . . . . . .            1,432,538             2,353,076            5,451,493
                                                        ----------------      ----------------    -----------------
  Gross profit  . . . . . . . . . . . . . . . . . .              435,227               971,592            2,676,655
General and administrative expenses . . . . . . . .              580,298               681,815              950,006
Depreciation and amortization . . . . . . . . . . .                5,043                15,127              139,395
                                                        ----------------      ----------------    -----------------
  Operating (loss) income . . . . . . . . . . . . .             (150,114)              274,650            1,587,254
Interest expense - net  . . . . . . . . . . . . . .               31,677                50,339              184,290
                                                        ----------------      ----------------    -----------------
(Loss) income before income taxes . . . . . . . . .             (181,791)              224,311            1,402,964
Pro forma income tax benefit (expense)  . . . . . .     $         72,716      $        (89,725)   $        (547,156)
                                                        ----------------      ----------------    -----------------
Pro forma net (loss) income   . . . . . . . . . . .     $       (109,075)     $        134,586    $         855,808
                                                        ================      ================    =================
Pro forma earnings per share  . . . . . . . . . . .                           $            .04    $             .24
                                                                              ================    =================
Weighted average number of shares outstanding . . .                                  3,500,000            3,500,000
                                                                              ================    =================


                       SEE NOTES TO FINANCIAL STATEMENTS.

                          COAST DENTAL SERVICES, INC.

                STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIENCY)


                                                                                                      TOTAL
                                            COMMON STOCK           ADDITIONAL        RETAINED     STOCKHOLDERS'
                                  ------------------------------    PAID-IN          EARNINGS        EQUITY
                                      SHARES           AMOUNT        CAPITAL        (DEFICIT)     (DEFICIENCY)
                                  -------------   -------------
Balance at December 31, 1993          3,360,000             336            664         131,139        132,139
Net income                                   --              --             --        (181,791)      (181,791)
                                  -------------   -------------    -----------     -----------   ------------
Balance at December 31, 1994          3,360,000             336            664         (50,652)       (49,652)
Net income                                   --              --             --         224,311        224,311
                                  -------------   -------------    -----------     -----------   ------------
Balance at December 31, 1995          3,360,000             336            664         173,659        174,659
Net income                                   --              --             --       1,402,964      1,402,964
Change in par value of stock                 --           3,150         (3,150)             --             --
Issuance of Common Stock                140,000              14         27,660              --         27,674
Distribution to Stockholders                 --              --             --        (141,146)      (141,146)
                                  -------------   -------------    -----------     -----------   ------------
Balance at December 31, 1996      $   3,500,000   $       3,500    $    25,174     $ 1,435,477   $  1,464,151
                                  =============   =============    ===========     ===========   ============

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          COAST DENTAL SERVICES, INC.

                            STATEMENTS OF CASH FLOWS

                                                                                        YEAR ENDED DECEMBER 31,
                                                                        -------------------------------------------------
                                                                            1994               1995                1996
                                                                        -------------       -----------         -----------
Cash Flows From Operating Activities:
  Net (loss) income   . . . . . . . . . . . . . . . . . . . . . . . .   $    (181,791)      $   224,311         $1,402,964
  Adjustments to reconcile net (loss) income to
   net cash provided by operating activities:
   Depreciation . . . . . . . . . . . . . . . . . . . . . . . . . . .         111,222           153,341            238,504
   Amortization of noncompete and dental
    service agreements  . . . . . . . . . . . . . . . . . . . . . . .               -                 -            101,141
  Compensation in the form of common stock  . . . . . . . . . . . . .               -                 -             27,674
  Changes in operating assets and liabilities:
    Increase in management fee receivable from P.A.   . . . . . . . .         (13,142)         (130,113)          (688,257)
    Increase in notes receivables from Manrique and advances                        -                 -           (354,568)
      to P.A. . . . . . . . . . . . . . . . . . . . . . . . . . . . .
    (Increase) decrease in prepaids and other assets  . . . . . . . .         (11,648)            8,862            (23,774)
    Increase in supplies  . . . . . . . . . . . . . . . . . . . . . .         (15,000)          (11,250)           (65,250)
    (Increase) in accounts payable and
      accrued expenses  . . . . . . . . . . . . . . . . . . . . . . .         245,417           (14,189)         1,440,965
                                                                        -------------       -----------         ----------
      Net cash provided by operating activities                               135,058           230,962          2,079,399
                                                                        -------------       -----------         ----------
Cash Flows From Investing Activities:
  Purchases of property and equipment . . . . . . . . . . . . . . . .        (192,155)         (119,770)          (466,119)
  Acquired assets, including intangible assets of $3,243,379  . . . .               -                 -         (5,158,586)
  (Increase) in other assets  . . . . . . . . . . . . . . . . . . . .          (7,572)          (37,008)            (3,059)
                                                                        -------------       -----------         ----------
      Net cash used in investing activities . . . . . . . . . . . . .        (199,727)         (156,778)        (5,627,764)
                                                                        -------------       -----------         ----------
Cash Flows From Financing Activities:
  Proceeds from long-term debt  . . . . . . . . . . . . . . . . . . .         131,947           231,500          4,418,813
  Principal payments on long-term debt  . . . . . . . . . . . . . . .         (68,648)          (44,225)          (327,213)
  Proceeds from notes payable . . . . . . . . . . . . . . . . . . . .         150,000                 -                  _
  Payments on notes payable . . . . . . . . . . . . . . . . . . . . .         (35,000)         (150,000)                 _
  Proceeds from capital leases  . . . . . . . . . . . . . . . . . . .               -             8,065                  _
  Principal payments on capital leases  . . . . . . . . . . . . . . .         (21,993)          (24,036)           (50,383)
  (Increase) decrease in notes receivable stockholders  . . . . . . .          (9,051)           24,512            (52,319)
  Distribution to shareholders  . . . . . . . . . . . . . . . . . . .               -                 -           (141,146)
                                                                        -------------       -----------         ----------
      Net cash provided by financing activities . . . . . . . . . . .         147,255            45,816          3,847,752
                                                                        -------------       -----------         ----------
      Net increase in cash and cash equivalents . . . . . . . . . . .          82,586           120,000            299,387
Cash and cash equivalents at beginning of period  . . . . . . . . . .          38,817           121,403            241,403
                                                                        -------------       -----------         ----------
Cash and cash equivalents at end of period  . . . . . . . . . . . . .   $     121,403       $   241,403         $  540,790
                                                                        =============       ===========         ==========
Supplemental schedule of cash flow information:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . . . .   $      36,307       $    70,554         $  108,460
                                                                        =============       ===========         ==========


Noncash investing and financing activities: During 1994, 1995 and 1996, the Company recorded approximately $134,000, $60,000, and $18,000, respectively, of capital leases.

                       SEE NOTES TO FINANCIAL STATEMENTS.

                          COAST DENTAL SERVICES, INC.

                         NOTES TO FINANCIAL STATEMENTS
       FOR EACH OF THE THREE YEARS IN THE PERIOD ENDED DECEMBER 31, 1996


1.       DESCRIPTION OF BUSINESS

         Sunshine Health Services, Inc. was incorporated in August 1992, as a Florida corporation and subsequently changed its name to Coast Dental, Inc. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc. (the "Company"), a Delaware corporation. The Company's sole business is to provide practice management services to the Coast Florida, P.A. (the "P.A."), an affiliated company. The Company has entered into a services and support agreement with the P.A. whereby the Company will provide certain management support services to the P.A. in return for a fee. The P.A. employs the dentists and the professional hygienists and provides all of the dental services to the patients. As of December 31, 1996, the Company operated 29 dental centers in Florida.

         The Company provides administrative and technical support for professional services rendered by the dental professionals under the service agreement and receives a management fee from the P.A. The Company does not employ dentists and hygienists and, accordingly, "Dental Center Staff Salaries" presented on the face of the Statement of Operations do not include the salaries of dentists and hygienists. Prior to October 1, 1996 the fee was based on revenues earned by the P.A. reduced by certain costs incurred by the P.A. and a negotiated return to the P.A., however, effective October 1, 1996 the fee is equal to seventy six (76%) percent of revenue of the P.A. The costs incurred by the P.A. include primarily dentists and hygienists salaries and bad debts.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in or control the activities of the P.A. Accordingly, the financial statements of the P.A. are not consolidated with those of the Company.

         Cash Equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

         Management Fee Receivable from P.A. Management fee receivable represents the receivable from the P.A. for management services provided by the Company (See Note 3.)

         Supplies.  Supplies are stated at the lower of FIFO cost or market.

         Property and Equipment. Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 7 years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the shorter of the lease term or estimated useful life of the assets.

         When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as gain or loss. Routine maintenance and repairs are charged to expenses as incurred, while costs of improvements and renewals are capitalized.

         Non-Compete Agreement. Costs incurred in connection with the non-compete agreements are being amortized over their estimated life of three to nine years on a straight line basis. The estimated life of the non-compete agreement acquired in connection with the Volusia Acquisition (see Note 4) considers not only the contractual term of the non-compete agreement but also the Company's estimated length of future employment of Dr. Richard J. Shawn. While the employment agreement may be cancelled by either party at the end of a one year term, the expected length of employment of Dr. Shawn is based on his age and the maturity date of the notes payable issued to him in connection with the Volusia Acquisition.

         Dental Service Agreement. Costs of acquisitions in excess of the estimated fair value of property and equipment and any noncompete agreements is allocated to the dental service agreement because the Company has effectively acquired the right to manage the practice and to earn 76% of patient revenues for that service. The dental service agreement with the P.A. represents the Company's exclusive right to operate the dental centers during the term of the agreement. The assigned value of the dental service agreement is amortized using the straight-line method over its estimated life of twenty five years.

         Capitalized Offering Costs. The Company has capitalized all costs related to the initial public offering. Upon completion of the offering, such costs were netted against the proceeds.

         Use of estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated.

         Dependence on the P.A. and the Coast Dentists. The Company receives fees for services provided to the P.A. under a services and support agreement, but does not employ dentists or hygienists or control the practices of the Coast Dentists. The Company's revenue is dependent on revenue generated by the Coast Dentists and, therefore, effective and continued performance of the Coast Dentists during the term of the Services and Support Agreement is essential to the Company's long term success. Under the current Services and Support Agreement, the Company receives a monthly fee from the P.A. equal to 76.0% of the Dental Centers' gross revenue. Prior to October 1, 1996, the services and support fee paid by the P.A. to the Company averaged 78.5% of the Dental Centers' gross revenue from which the Company pays the operating expenses incurred by the P.A. excluding certain costs incurred by the P.A. As a result of the change in the services and support fee, there can be no assurance that the prior economic performance of the Company will be indicative of future results. The Company pays all of the operating and nonoperating expenses incurred by the P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and hygienists, federal and state income taxes, bad debt and other expense designated as an expense of the P.A. Any material loss of revenue by the P.A. would have a material adverse effect on the Company.

         Stock-Based Compensation. In October 1995 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("SFAS No. 123"), which is effective for fiscal years beginning after December 15, 1995. Under SFAS No. 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and disclose in the financial statements the effects of SFAS No. 123 as if the recognition provisions were adopted. The Company has not adopted the recognition provisions of SFAS No. 123.

         Fair Value of Financial Instruments. The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates the fair value because of their short-term nature. The fair value of long-term debt approximates its carrying value.

         Pro Forma Income Taxes. Upon completion of the public offering, the Company terminated its status as an S Corporation and became subject to federal income taxes. As such, the financial statements include a pro forma adjustment for federal income taxes as if the Company had not been treated as an S Corporation. The effective rate utilized of 39% approximates the combined statutory federal and state income tax rate.

         Pro Forma Net Income Per Common Share. The pro forma net income per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period. The weighted average number of shares outstanding reflects all shares issued within one year of the initial public offering as if the shares were issued on January 1, 1995.

3.       NET REVENUE.

         Revenue for all dental centers is recorded at established rates reduced by amounts retained by the P.A. The Company has a 40 year evergreen dental service agreement with the P.A. whereby the Company receives fees for services provided to the P.A. Net revenue represents the aggregate fee charged to the P.A. under the agreement during the year. Prior to October 1, 1996, the fee was based on revenues earned by the P.A. reduced by certain costs incurred by the P.A. and a negotiated return to the P.A. The costs incurred by the P.A. include primarily dentists and hygienists salaries, see Note 1.
All arrangements for fees to date have been agreed between the principal and sole owner of the P.A., Dr. Adam Diasti, (who is also a major shareholder and the President of the Company) and the Chief Executive Officer of the Company, Terek Diasti. The factors considered in setting those fees included the Company's evaluation of the services it provides, the costs incurred by the Company in connection with providing the services, and the Company's negotiated return, balanced against the P.A's requirement for a retained amount which ensured its financial viability, contemplated an anticipated long-term relationship with the Company and reflected the future business opportunity related thereto. The following table sets forth for the periods prior to October 1, 1996 the amount of gross Dental Center revenue received by the P.A., the amounts retained by the P.A., and the management fee earned by the Company:

                                                                                              NINE MONTHS ENDED
                                                     YEARS ENDED DECEMBER 31,                   SEPTEMBER 30,
                                            ------------------------------------------       ------------------
                                                     1994                     1995                  1996
                                            ------------------        ----------------        ------------------
     Dental Center revenue   . . . . .      $        2,286,265        $      4,281,340        $     7,009,516

       P.A. Dentist's salaries and
          benefits  . . . . . . . . . . . .            246,878                 623,028              1,180,680
       P.A. Hygienist's  salaries  and
          benefits  . . . . . . . . . . . .            121,622                 288,811                431,312
      Amounts Retained by the P.A.(1).                  50,000                  44,833                 55,709
                                            ------------------        ----------------        ---------------
     Total . . . . . . . . . . . . . .      $          418,500        $        956,672        $     1,667,701
                                            ------------------        ----------------        ---------------
     Fees earned by the Company  . . .      $        1,867,765        $      3,324,668        $     5,341,815
                                            ==================        ================        ===============


-----------------
(1) The amounts set forth are net of bad debt expense for estimated uncollectible accounts which amounted to $1,000, $58,890 and $56,346 for each of the two years ended December 31, 1994 and 1995 and for the nine months ended September 30, 1996, respectively. The P.A. has incurred in the past and currently incurs, all risks regarding bad debts in connection with its arrangement with the Company.

         Only the fees earned by the Company for its services to the P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. Neither the P.A. nor any of the amounts retained by the P.A. are reflected in the financial statements of the Company. For the period 1994 through September 30, 1996, the services and support fee paid by the P.A. to the Company varied, but averaged 78.5% of P.A.'s gross revenue for the entire period. The fee was based on revenues earned by the P.A. reduced by certain costs incurred by the P.A. and an agreed upon payment to the P.A. In the event the current fee of 76.0% had been charged by the Company instead of the previous agreed fee for the years ended 1994 and 1995, the fees earned by the Company would have been reduced by approximately $128,000 and $74,000, respectively, and would have remained approximately the same for the nine months ended September 30, 1996. Any future changes to the current Services and Support Agreement and the related 76% fee must be approved in advance by the independent outside directors of the Company's Audit Committee.

         Effective October 1, 1996, under the current Services and Support Agreement, the P.A. began paying a fee to the Company equal to 76% of the Dental Centers' gross revenue, net of refunds and discounts. The costs incurred by the P.A. include primarily dentists and hygienists salaries and bad debt expense, as described in Note 1. The management fee earned since October 1, 1996 under the current Services and Support Agreement was $2,786,333.

4.       ACQUISITIONS

         The Company and the P.A. periodically have jointly entered into asset purchase agreements with existing dental practices. In all cases, the P.A. acquires the patient lists and any other professional assets and the Company acquires certain tangible assets, principally the dental equipment and assumes certain liabilities such as the lease agreement for the facility. The fair value of the patient lists is determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and unidentifiable intangible assets. The identifiable intangible asset allocation relates to non-compete agreements which are partially allocated to the Company and partially allocated to the P.A. The total value of the non-compete agreements is based upon arms-length negotiations between the sellers and the Company and P.A. as buyers. The value of such acquired identifiable intangible asset is allocated between the P.A. and the Company. The non-compete protection acquired by the Company typically relates to agreements between the selling professional association and its dentist(s) jointly, and the Company, whereby the selling professional association and its dentist(s) agree not to engage in competition with the Company's practice management business or utilize any other practice management group, in the immediate vicinity of the acquired Dental Center; and also relates to the Company's third party contractual rights refraining the selling professional association and its dentist(s) from competing with the P.A. within a specified area surrounding the acquired Dental Office. The amount allocated to the P.A., on the other hand, is limited to the value of the P.A.'s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Office. That portion of the amount of the purchase price attributable to such non-compete agreements in acquisitions has historically been allocated on average, 77% to the Company, and 23% to the P.A. In the future, the Company policy is that the allocation for the purchase price attributable to the non-compete agreements, unless unique circumstances dictate otherwise, will be approximately 76% and 24% to the Company and P.A., respectively. The historical allocation to the Company is larger because in an early acquisition unique circumstances existed which justified a greater allocation of such total value to the Company. In the future, after a determination of the value of the tangible assets and identifiable intangible assets acquired, the total remaining purchase price representing unidentifiable intangible assets will be allocated on the basis of 76% to the Company and 24% to the P.A. (value of the Service and Support Agreement attributable to the Dental Center).
Historically, the allocation of value for unidentifiable intangible assets acquired amounted to approximately 80% and 20% to the Company and the P.A., respectively. Had the allocations set forth above been allocated pursuant to the Company's current standard policy, there would not have been a significant effect herein. All acquisitions are purchases of assets and the operating results of the Company only include the effects of the operations of the acquired assets from the date of acquisition.

         On January 18, 1996, the Company entered into an asset purchase agreement with Dr. Manrique, P.A. ("Manrique"), whereby the Company acquired all of the tangible assets of the dental practice entity and entered into a services and support agreement with Manrique to provide management services. The total purchase price was $40,000. In connection with the purchase, the Company loaned $60,000 to Manrique at 9% repayable in sixty equal installments. Also, the P.A. has the option to acquire Manrique's patient lists for a price ranging from $222,000 to $322,000 depending on an appraisal as to their value, subject to adjustment based on future revenue from the acquired practice.

         On April 1, 1996, the Company and the P.A. entered into a purchase agreement with Richard J. Shawn, DMD, P.A. ("Volusia"), whereby the Company acquired all of the tangible assets and assumed certain liabilities of Volusia and the P.A. acquired the patient files of Volusia for a total purchase price of $1,800,000. The Company's portion of the purchase was approximately $1,500,000 ($300,000 paid in cash and the balance in seller financed notes) of which $950,000 has been allocated to the contractually assigned value of the not to compete agreement and the balance of $550,000 to property and equipment. The P.A.'s portion of the purchase price, $300,000 (seller financed), relates to the value of the professional assets principally the patient lists and goodwill. The Company has entered into a services and support agreement with the P.A. to provide management services and support to the Volusia practice. Two of the Company's majority shareholders are guarantors of the $300,000 debt of the P.A.

         On September 27, 1996 the Company and the P.A. entered into a purchase agreement with Juan A. Soler ("Soler") whereby the Company acquired all of the tangible assets of Soler's dental practice and the P.A. acquired the professional assets, principally patient lists of the practice for a combined purchase price of $110,000. The Company's portion of the purchase is approximately $85,000 of which $35,000 has been allocated to the tangible assets acquired and $50,000 has been allocated to the dental service agreement.

         On September 30, 1996 the Company and the P.A. entered into a purchase agreement with Dan Steele, P.A. ("Steele") whereby the Company acquired all of the tangible assets of Steele's dental practice and the P.A. acquired the professional assets, principally patient lists of Steele for a combined purchase price of $285,000. The Company's portion of the purchase is approximately $251,000 of which $68,450 has been allocated to the tangible assets acquired and $182,550 has been allocated to the dental service agreement and a covenant not to compete.

         On September 30, 1996 the Company and the P.A. entered into a purchase agreement with Jerry L. Reynolds, P.A. ("Reynolds") whereby the Company acquired all of the tangible assets of Reynolds' dental practice and the P.A. acquired the professional assets, principally patient lists of Reynolds for a combined purchase price of $225,000. The Company's portion of the purchase is $190,000 of which $30,000 has been allocated to the tangible assets acquired and $160,000 has been allocated to the dental service agreement and a covenant not to compete.

         On November 7, 1996 the Company and the P.A. entered into a purchase agreement with Seminole Dental Center, Seminole Dental South, Seminole Dental West and Seminole Dental Services, Inc. (collectively the "Seminole Dental Center") whereby the Company acquired all of the tangible assets of the Seminole Dental Centers dental practices and the P.A. acquired the professional assets, principally patient lists and goodwill, of Seminole Dental Center for a combined purchase price of $2,500,000. The Company's portion of the purchase is $1,900,000 of which $250,000 has been allocated to the estimated fair value of the tangible assets acquired and $1,650,000 has been allocated to the dental service agreement and a covenant not to compete.

         On December 14, 1996, the Company and the P.A. entered into a Purchase Agreement with Gerber Dental, Inc. ("Gerber") whereby the Company acquired all of the tangible assets of Gerber's dental practice and the P.A. acquired the professional assets, principally patient lists, of Gerber for a combined purchase price of $170,000. The Company's portion of the purchase price is $135,000, of which $43,500 has been allocated to the tangible assets acquired and $91,500 has been allocated to the dental service agreement and covenant not to compete.

         On December 31, 1996, the Company and the P.A. entered into a purchase agreement with Patrick Wayne O'Brien, DMD, P.A. ("O'Brien"), whereby the Company acquired all of the tangible assets of O'Brien's dental practice and the P.A. acquired the professional assets, principally patient lists, of O'Brien for a combined purchase price of $120,000. The Company's portion of the purchase price is $95,000 of which $40,000 has been allocated to the tangible assets acquired and $55,000 has been allocated to the dental service agreement

         On December 31, 1996, the Company and the P.A. entered into a purchase agreement with William Glover, DMD, P.A. ("Glover"), whereby the Company acquired all of the tangible assets of Glover's dental practice and the P.A. acquired the professional assets, principally patient lists, of Glover for a combined purchase price of $85,000. The Company's portion of the purchase price is $70,000 of which $40,000 has been allocated to the tangible assets acquired and $30,000 has been allocated to the dental service agreement.

         The unaudited pro forma results of all current, continuing operations, assuming the 1996 acquisitions completed on or prior to December 31, 1996 had been consummated on January 1, 1995 are as follows:

                                                                          YEARS ENDED DECEMBER 31,
                                                                      1995                    1996
                                                                -----------------      -----------------
              Net revenue . . . . . . . . . . . . . . . . . .   $       9,916,000      $      11,933,000
              Earnings before income taxes  . . . . . . . . .             760,000              2,076,000
              Net earnings  . . . . . . . . . . . . . . . . .             456,000              1,267,000
              Net earnings per share  . . . . . . . . . . . .
                                                                              .11                    .31

5.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following:

<Caption
                                                                            DECEMBER 31,
                                                         ---------------------------------------------------
                                                                1995                          1996
                                                         ------------------           ---------------------
           Furniture fixtures and equipment  . . . . .   $          405,676           $           1,711,005
           Leasehold improvements  . . . . . . . . . .              251,159                         365,871
           Capitalized leases - equipment  . . . . . .              287,227                         305,905
                                                         ------------------           ---------------------
                     Total . . . . . . . . . . . . . .              944,062                       2,382,781
           Less accumulated depreciation and
           amortization  . . . . . . . . . . . . . . .             (341,992)                       (580,496)
                                                         ------------------           ---------------------
           Total . . . . . . . . . . . . . . . . . . .   $          602,070           $           1,802,285
                                                         ==================           =====================

        Accumulated depreciation on capitalized leases of equipment amounted to approximately $113,000 and $172,632 at December 31, 1995 and 1996, respectively.



6.       LONG-TERM DEBT AND CAPITAL LEASES

         Long-term debt consists of the following:


                                                                                       DECEMBER 31,
                                                                       -----------------------------------------
                                                                             1995                   1996
                                                                       ------------------    -------------------
         Note payable in increasing monthly installments of $560
         to $672 at an interest rate of 13% payable monthly
         through March 1998.  Collateralized by dental equipment .     $          17,639     $            10,393

         Note payable in monthly installments of $314 at an
         interest rate of 13% payable monthly through April 1997.
         Collateralized by dental equipment  . . . . . . . . . . .                 5,880                   2.108

         Note payable in monthly installments of $186 at an
         interest rate of 13% payable monthly through April 1997.
         Collateralized by dental equipment  . . . . . . . . . . .                 3,618                   1,245

         Note payable in monthly installments of $242 at an
         interest rate of 7.75%  . . . . . . . . . . . . . . . . .                 8,473                       -

         Note payable in monthly installments of $667 plus
         interest equal to the bank's prime rate plus 2.5% . . . .                21,333                       -

         Note payable in monthly installments of $746 plus
         interest at 10% payable monthly through November 1997 at
         which time the remaining $16,622 becomes due.
         Collateralized by bank accounts held with the lender and
         by personal guarantees by two of the majority
         stockholders of the Company.  In addition, a
         compensating balance equal to the amount due on the note
         must be held with the lender.  At December 31, 1996,
         cash balance held with the lender totaled in
         excess of the balance of the loan . . . . . . . . . . . .                28,841                  22,428

                                                                                       DECEMBER 31,
                                                                       -----------------------------------------
                                                                             1995                   1996
                                                                       ------------------    -------------------
         Note payable in monthly installments of $1,042 plus
         interest equal to the prime rate plus 2% (Prime was
         8.25% at December 31, 1996 payable monthly through
         December 1998.  Collateralized by bank accounts held
         with the lender and by personal guarantees of the
         majority stockholders of the Company.  The Bank has a
         right of offset of any accounts maintained in the Bank.
         At December 31, 1996, the cash balances with the lender
         totaled in excess of the balance of the loan  . . . . . .                37,496                  24,992

         Note payable to a bank in monthly installments of $1,005
         through November 1998, at an interest rate of 9.25% per
         annum and is collateralized by computer equipment.  The
         Bank has the right of offset of any accounts maintained
         in the Bank.  At December 31, 1996 the Company had cash
         on hand at the Bank in excess of the balance of the loan                 30,693                  21,114

         Note payable to a bank in monthly installments of $2,560
         with interest at the bank's prime rate plus 2%. (Prime
         was 8.25% at December 31, 1996) The note is personally
         guaranteed by two of the majority stockholders of the
         Company.  The note is collateralized by the assets of
         the Company and the Bank has a right of offset of any
         accounts maintained in the Bank.  At December 31, 1996,
         the Company had cash on hand at the Bank in excess of
         the balance of the loan . . . . . . . . . . . . . . . . .               100,000                  76,874

         Note payable to a bank in monthly installments of
         $10,000 plus interest at the Bank's prime rate plus 2%.
         (Prime was 8.25% at December 31, 1996).  The note is
         personally guaranteed by two of the majority
         stockholders of the Company.  The note is collateralized
         by the assets of the Company  . . . . . . . . . . . . .                 100,000                 379,292

         Note payable to Richard J. Shawn DMD in monthly
         installments of $4,997 at an interest rate of 9%
         beginning May 1997 payable monthly through April 1999.
         Upon completion of a public offering, the remaining
         balance will be paid together with accrued interest . . .                     -                 100,000

         Note payable to Richard J. Shawn DMD in monthly
         installments of $9,994 at an interest rate of 9%
         beginning May 1997 payable monthly through April 1999.
         Upon completion of a public offering, the remaining
         balance will be paid together with accrued interest . . .                     -                 200,000

         Note payable to Richard J. Shawn DMD in monthly
         installments of $17,744 at an interest rate of 9%
         beginning May 1997 payable monthly through April 2003.
         Upon completion of a public offering, the remaining
         balance will be paid together with accrued interest . . .                     -                 900,000

         Note payable to Jerry L. Reynolds D.D.S, P.A. in monthly
         installments of $830.33 at an interest rate of 9%
         beginning Oct. 15, 1996 payable monthly through Sept.
         15, 2001  . . . . . . . . . . . . . . . . . . . . . . . .                     -                  38,396

         Note payable to Jerry L. Reynolds D.D.S, P.A. in monthly
         installments of $1,556.80 at an interest rate of 9%
         beginning Oct. 15, 1996 payable monthly through Sept.
         15, 2001.  Upon completion of a public offering, the
         remaining balance will be paid together with any accrued
         interest  . . . . . . . . . . . . . . . . . . . . . . . .                     -                  71,994

                                                                                       DECEMBER 31,
                                                                       -----------------------------------------
                                                                             1995                   1996
                                                                       ------------------    -------------------

         Note payable to Dan Steele, P.A. in monthly installments
         of $3,970.03 at an interest rate of 9% beginning Oct.
         15, 1996 payable monthly through Feb. 1, 1998 with a
         balloon payment of $146,598.84 on March 15, 1998  . . . .             -                   183,586

         Note payable to Juan A. Soler DMD, in monthly
         installments of $726.54 at an interest rate of 9%
         beginning Oct. 15, 1996 payable monthly through
         September 15, 2001. Upon completion of a public
         offering, the remaining balance will be paid together                 -                    33,560
         with any accrued interest.  . . . . . . . . . . . . . . .

         Revolving line of credit agreement for $1,500,000 at an
         interest rate of Prime + 1.5% payable on demand.  This
         agreement contains covenants requiring maintenance of
         certain financial ratios and restrictions on disposition
         of assets, capital expenditures and payment of dividends              -                   795,000

         Note payable to Seminole Dental Center in monthly
         installments of $19,267, at an interest rate of 8%
         beginning December, 1996 payable monthly through
         November, 2001.  Upon completion of a public offering,
         the remaining balance up to $750,000 will be paid
         together with any accrued interest.  The remaining
         balance shall be paid over the original term in equal
         monthly installments
         . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             -                   937,074

         Note payable to Seminole Dental West in monthly
         installments of $8,619, at an interest rate of 8%
         beginning December, 1996 payable monthly through
         November, 2001.  Upon completion of a public offering,
         the remaining balance will be paid together with any
         accrued interest  . . . . . . . . . . . . . . . . . . . .             -                   419,217

         Note payable to Seminole Dental South in monthly
         installments of $507, at an interest rate of 8%
         beginning December, 1996 payable monthly though
         November, 2001  Upon completion of a public offering,
         the remaining balance will be paid together with any
         accrued interest  . . . . . . . . . . . . . . . . . . . .             -                    24,660

         Note payable to Michael D. Witcher, D.D.S. in monthly
         installments of $1,014, at an interest rate of 8%
         beginning December, 1996 payable monthly through
         November, 2001.  Upon completion of a public offering,
         the remaining balance will be paid together with any
         accrued interest  . . . . . . . . . . . . . . . . . . . .             -                    49,320

         Note payable to C.M. Garcia, D.M.D. in monthly
         installments of $1,014, at an interest rate of 8%
         beginning December, 1996 payable monthly through
         November, 2001.  Upon completion of a public offering,
         the remaining balance will be  paid together with any
         accrued interest  . . . . . . . . . . . . . . . . . . . .             -                    49,320

         Note payable to Gerber Dental, P.A. in monthly
         installments of $1,217, at an interest rate of 8%
         beginning January, 1997 payable monthly through
         December, 2001.  Upon completion of a public offering,
         the remaining balance will be paid together with any
         accrued interest  . . . . . . . . . . . . . . . . . . . .             -                    60,000

                                                                                       DECEMBER 31,
                                                                       -----------------------------------------
                                                                             1995                   1996
                                                                       ------------------    -------------------

         Note payable to Patrick Wayne O'Brien, D.M.D., P.A. in
         monthly installments of $912, at an interest rate of 8%
         beginning February, 1997 payable through January, 2002.
         Upon completion of a public offering, the remaining
         balance will be paid together with any accrued interest .                     -                  45,000
                                                                       ------------------    -------------------
         Total long-term debt  . . . . . . . . . . . . . . . . . .               353,973               4,445,573

         Less current maturities . . . . . . . . . . . . . . . . .              (99,161)               (731,127)
                                                                       ------------------    -------------------
         Long-term debt, excluding current maturities  . . . . . .     $         254,812     $         3,714,446
                                                                       ==================    ===================

The three notes payable listed above to Dr. Shawn totaling $1,200,000 at December 31, 1996 originated in connection with the purchase from Dr. Shawn discussed in note 4. The notes are secured by the Company's interest in the Dr. Shawn business and the goodwill associated therewith along with a collateral assignment of leases for the related offices. Each of the notes is also personally guaranteed by two of the majority shareholders of Coast.

Capital lease obligations consist of the following:

                                                                                       DECEMBER 31,
                                                                      -----------------------------------------
                                                                             1995                   1996
                                                                       ------------------    -------------------

          Capital lease obligations, at varying rates of imputed
          interest from 15% to 21%, collateralized by lease
          equipment, with an amortized cost of approximately $174,000 and $148,000 at December 31, 1995, and December 31, 1996,
          respectively  . . . . . . . . . . . . . . . . . . . . . . .     $   254,107         $      203,724

          Less current portion of capital lease
           obligations  . . . . . . . . . . . . . . . . . . . . . . .         (69,578)               (75,874)
                                                                       ------------------    -------------------
          Capital lease obligations, net of current
           portion  . . . . . . . . . . . . . . . . . . . . . . . . .     $   184,529         $      127,850
                                                                       ==================    ===================


         Scheduled maturities of long-term debt and payments on capital lease obligations as of December 31, 1996 are as follows:


                                                                                            OBLIGATIONS
                                                                      LONG-TERM                UNDER
                                                                         DEBT              CAPITAL LEASES
                                                                -----------------      --------------------
              1997  . . . . . . . . . . . . . . . . . . . . .   $         731,127      $         105,238
              1998  . . . . . . . . . . . . . . . . . . . . .           1,742,935                 84,558
              1999  . . . . . . . . . . . . . . . . . . . . .             697,645                 64,559
              2000  . . . . . . . . . . . . . . . . . . . . .             550,062                  9,349
              2001  . . . . . . . . . . . . . . . . . . . . .             522,900                     --

              Thereafter  . . . . . . . . . . . . . . . . . .             200,904                     --
                                                                -----------------      -----------------
                                                                $       4,445,573      $         263,704
                                                                =================
              Less amounts representing interest  . . . . . .                                     59,980
                                                                                       -----------------
                                                                                       $         203,724
                                                                                       =================


7.       INCOME TAXES

         Since October 1992, the Company has elected to be treated as an S Corporation for federal income tax purposes, with profits and losses generally reportable by the stockholders in their individual income tax returns. Upon completion of the public offering, the Company terminated its status as an S Corporation.

         The pro forma income tax adjustment represents a provision for federal and state income taxes at the statutory rate in effect for the periods presented (at an effective rate of 39%) as if the Company had not been treated as an S Corporation.

8.       RELATED PARTY TRANSACTIONS

         The Company periodically advances funds to/from the majority stockholders and the P.A. The P.A. is wholly-owned by a majority shareholder and director of the Company. See Notes 1 and 3 for a further description of the relationship with the P.A. These advances are reflected on the balance sheet as notes receivable from stockholders for $125,579 and $177,898 at December 31, 1995 and 1996, respectively. The notes have a maturity of five years and are being repaid in varying installments plus interest at 5% to 8% per annum. Interest income relating to these amounts was insignificant for all periods presented. Additionally, at December 31, 1996 the Company advanced funds on a short-term basis to Manrique (see Note 4) and to the P.A. totalling $354,568. These advances bear interest at 8%.

         As of December 31, 1996, the P.A. has incurred $1,069,000 of acquisition debt in connection with the acquisitions completed through such date. Through December 31, 1996, the Company has advanced $224,000 to the P.A. to assist the P.A. in making its required principle repayments on this acquisition debt. The Company was not required to make these advances, is not a guarantor or party to any of the P.A.'s debt, and has not pledged any assets to secure the P.A.'s debt. Additionally, the balance of the management fee receivable from the P.A. increased to approximately $733,000 at December 31, 1996. This increase is directly attributed to the increase in patient revenues earned by the P.A. for which the Company is due its 76% management fee. These advances and receivable are unsecured and represent a concentration of credit risk and expose the Company to risk of loss for these amounts should the P.A. be unable to pay its debts.

9.       COMMITMENTS AND CONTINGENCIES

         The Company primarily leases space for operation of its clinics under several noncancelable operating leases expanded over the next seven years. Rental expense for the years ended December 31, 1994, 1995 and 1996 was $117,432, $195,664, and $489,827, respectively.

         Future minimum lease payments under these agreements as of December 31, 1996 are:

                           1997  . . . . . . . . . . . . . . . . . . . . .   $      696,606
                           1998  . . . . . . . . . . . . . . . . . . . . .          556,137
                           1999  . . . . . . . . . . . . . . . . . . . . .          440,373
                           2000  . . . . . . . . . . . . . . . . . . . . .          255,666
                           2001  . . . . . . . . . . . . . . . . . . . . .          206,677
                           Thereafter   . . . . . . . . . . . . . . . . . .         501,920
                                                                             --------------
                                                                             $    2,657,379
                                                                             ==============

         The Company has entered into employment agreements with four of its officers, three of whom are the majority shareholders of the Company. The terms of the agreements are from three to five years.

10.      STOCKHOLDERS' EQUITY

         Effective April 1, 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock incentive plans: the Stock Option Plan (the "Incentive Plan") and the Affiliated Professionals Stock Plan (the "Professionals

Plan," and together with the Incentive Plan, the "Plans"). The purpose of the Plans is to provide directors, officers, key employees, advisors and dental professionals employed by the P.A.'s (subject to approval and reimbursement by the P.A.) with additional incentives by increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company's common stock. The aggregate number of shares of common stock subject to the Incentive Plan and the Professionals Plan is 450,000 shares and 450,000 shares, respectively. During 1996, the Company has granted approximately 140,000 options under the Professionals Plan and approximately 46,000 options under the Incentive Plan with an exercise price equal to $8 per share, the price of stock in the initial public offering of the Company's stock. The options vest over three years, some are exercisable as of January 1, 1997. The fair value of the options granted is not significant. The effect on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, is not material. The Company estimated the fair value of options utilizing an option pricing model assuming a market price and exercise price of $8 per share, a risk free interest rate of 7.5%, a four year expected life, 0% expected volatility, and no dividends. The fair value of the options, totalling $185,000, issued to the dental professionals employed by the P.A. are charged to the P.A. and reimbursed to the Company from the P.A.

         In February, 1996 the Company reached a mutual understanding with an officer that the officer would be entitled to 105,000 shares as compensation and in January 1996 reached a mutual understanding with certain other employees of the Company that they would be entitled to an aggregate of 35,000 shares as compensation for which the Company recognized compensation expense of $27,674. The fair market value of the Common Stock used to determine compensation expense recorded was determined based on an independent valuation of the Company's stock as of February 11, 1996. The above described shares were formally issued in May and April, respectively.

         On October 1, 1996 and December 29, 1996 the Company approved stock splits resulting in an exchange of 1 share for approximately 3.86 shares of Common Stock issued and outstanding. Simultaneously, the par value of the common stock was changed from $.00001 to $.001. All share and per share amounts have been retroactively adjusted for these splits. Additionally, the Company increased the authorized number of common shares to 50,000,000.

11.      SUBSEQUENT EVENTS

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 2,200,000 shares of Common Stock offered by the Company were $15.1 million (after deducting underwriting discounts and commissions and offering expenses).

         As of March 11, 1997, the Company used a portion of the net proceeds from its initial public offering for the repayment of: (i) $1.2 million for notes payable to banks utilized as consideration for acquisitions by the Company; (ii) $1.3 million for notes payable issued as part of the consideration for the Seminole Acquisitions; (iii) $136,000 for notes payable as part consideration for the addition of six acquired Dental Centers occurring after June 30, 1996; and (iv) $228,000 for equipment lease and note obligations.

         On March 10, 1997, the Company executed a revised line of credit agreement with Barnett Bank. Under the terms of this agreement, the Company may borrow up to $5 million subject to certain limitations. The agreement contains certain financial covenants. No amounts are currently outstanding under this Barnett bank line of credit.

         The Company anticipates making a distribution to existing founding shareholders of $477,000 which constitutes approximately 34% of the S Corporation earnings. Additionally, the Company will forgive by way of dividend, the notes receivable from shareholders of $177,898. The remaining undistributed S Corporation retained earnings of $780,579 will be reclassified as additional paid-in capital.

         At completion of the offering, the Company converted from an S Corporation to a C Corporation and became obligated to pay federal and state income taxes.

ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
                 AND DISCLOSURE

                   During May 1996 the Company's Board of Directors approved of a change in accountants and the Company's former accountants were dismissed. The independent accounting firm of Deloitte & Touche LLP was engaged by the Company on June 18, 1996. The former accountant's report on the financial statements for the years ended December 31, 1995 and 1994 did not contain an adverse opinion, disclaimer opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles. In addition, there were no disagreements between the Company and its former accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure during the two most recent fiscal years ended December 31, 1995 and 1994 and any subsequent interim period preceding such dismissal. The Company's financial statements as of December 31, 1995 and 1996 and for each of the three years in the period ended December 31, 1996, included herein have been audited by Deloitte & Touche LLP, independent auditors, as stated in their report appearing herein and are so included in reliance upon the report of such firm given upon their authority as experts in auditing and accounting.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                 The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1997.

ITEM 11.         EXECUTIVE COMPENSATION

                 The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1997.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                 The information required by this Item is incorporated herein by reference to the information under the headings "MANAGEMENT - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1997.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

                 The information required by this Item is incorporated herein by reference to the information under the headings "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in the Company's definitive Proxy Statement to be used in connection with the Company's 1996 Annual Meeting of Shareholders, which will be filed with the Commission on or before April 30, 1997.

                                    PART IV
ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
8-K

(a)  1.          The following Financial Statements of the Registrant
are included in Part II, Item 8, Page:

                 Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17
                 Balance Sheets - December 31, 1995 and 1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18
                 Statements of Operations - Years Ended December 31, 1994, 1995
                   and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19
                 Statements of Stockholders' Equity (Deficiency) - Years Ended December 31, 1994, 1995
                   and 1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20
                 Statements of Cash Flows - Years Ended December 31, 1994, 1995
                   and 1996   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21
                 Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  22

                 2. Financial Statement Schedules of the Registrant are omitted because of the absence of the conditions under which they are required or because the required information is included in the financial statements and their notes.

                 3.     Exhibits:

EXHIBIT #        EXHIBIT DESCRIPTION
---------        -------------------
    2.1**        Asset Purchase Agreement dated April 1, by and among Adam Diasti, D.D.S., P.A., Coast Dental Services,
                 Inc., Richard J. Shawn D.M.D., P.A., East Coast Dental Management, Inc. and Richard J. Shawn, D.M.D

    2.2**        Asset Purchase Agreement dated October 31, 1996 by and among Coast Florida P.A., Coast Dental Services,
                 Inc., Seminole Dental Services, Inc., Seminole Dental Center, Seminole Dental West, Seminole Dental
                 South, Michael D. Witcher, D.D.S., P.A., Milo R. Novotny, D.D.S., P.A., and C.M. Garcia, D.M.D., P.A

    3.1****      Restated Certificate of Incorporation of Coast Dental Services, Inc

    3.2*         Bylaws of Coast Dental Services, Inc

    4.1*         Specimen of Coast Dental Services, Inc. Common Stock Certificate

    4.2*         Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank,
                 N.A.

    4.3          First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and
                 Barnett Bank, N.A.

                 (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

    10.1**       Employment Agreement between Coast Dental Services, Inc. and Terek Diasti.

    10.2**       Employment Agreement between Coast Dental Services, Inc. and Adam Diasti, D.D.S

    10.3*        Employment Agreement between Coast Dental Services, Inc. and Joseph R. Smith

    10.4*        Coast Dental Services, Inc. Stock Option Plan

    10.5*        Coast Dental Services, Inc. Affiliated Professional Stock Plan

    10.6*        Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast
                 Florida, P.A

    10.7**       Asset Purchase Agreement dated April 1, 1996 by and among Adam Diasti, D.D.S., P.A., Coast Dental
                 Services, Inc., Richard J. Shawn D.M.D., P.A., East Coast Dental Management, Inc. and Richard J. Shawn,
                 D.M.D.

    10.8*        Promissory Note from Adam Diasti, DDS, P.A., dated June 30, 1996, payable to Coast Dental Services, Inc

    10.9*        Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank, N.A

    10.10*       Form of Indemnification Agreement with officers and directors

    10.11**      Asset Purchase Agreement dated October 31, 1996 by and among Coast Florida P.A., Coast Dental Services,
                 Inc., Seminole Dental Services, Inc., Seminole Dental Center, Seminole Dental West, Seminole Dental
                 South, Michael D. Witcher, D.D.S., P.A., Milo R. Novotny, D.D.S., P.A., and C.M. Garcia D.M.D. P.A.

    10.12**      Agreement to Transfer Stock and Stock Pledge dated November 1, 1996, by and between Adam Diasti, D.D.S.
                 and Coast Dental Services, Inc

    10.13        First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental
                 Services, Inc. and Barnett Bank, N.A. filed as Exhibit 4.3 to this Report on Form 10-K and incorporated herein by reference.

    16.1****     Letter from KPMG Peat Marwick LLP

    27.1         Financial Data Schedule for year ended December 31, 1996 (for SEC use only)

_____________________________________

    *Previously filed as an exhibit with the same exhibit number identification in the Company's Registration Statement on Form S-1 filed on October 7, 1996 (File No. 333-13613) and incorporated herein by reference. **Previously filed as an exhibit with the same exhibit number identification in the Company's Amendment No. 1 to Form S-1 Registration Statement filed on November 12, 1996 and incorporated herein by reference. ***Previously filed as an exhibit with the same exhibit number identification in the Company's Amendment No. 4 to Form S-1 Registration Statement filed on January 21, 1997 and incorporated herein by reference. ****Previously filed as an exhibit with the same exhibit number identification in the Company's Amendment No. 5 to Form S-I Registration Statement filed on February 10, 1997 and incorporated herein by reference.

    (b) Reports on Form 8-K: During the last quarter of the year ended December 31, 1996, the Company did not file any Reports on Form 8-K:

    (c) Exhibits: The exhibits listed under Item 14(a) are filed as part of this Report.

    (d) Financial Statements Schedules: Report of the Independent Auditors' (Included with the Independent Auditors Report on the Financial Statements of the Company at Page 17)

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 31, 1997.



                                     COAST DENTAL SERVICES, INC.



                                     By: /s/ Dr. Terek Diasti, DVM
                                        -----------------------------------
                                        DR. TEREK DIASTI, DVM, Chief Executive
                                        Officer (Principal Executive Officer)


                                     By: /s/ Joseph R. Smith
                                        -----------------------------------
                                        JOSEPH R. SMITH, Chief Financial Officer
                                        (Principal Financial and Accounting
                                        Officer)


      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities indicated on March 31, 1997.


SIGNATURE                                      TITLE
---------                                      -----
 /s/ Dr. Terek Diasti, DVM
----------------------------------------
DR. TEREK DIASTI, DMV                          Chief Executive Officer and Chairman of the Board
                                               (Principal Executive Officer)


 /s/ Dr. Adam Diasti, D.D.S.
----------------------------------------
DR. ADAM DIASTI, D.D.S.                        President, Chief Operating Officer and Director


 /s/ Joseph R. Smith
----------------------------------------
JOSEPH R. SMITH                                Chief Financial Officer, Secretary, Treasurer and Director
                                               (Principal Financial and Accounting Officer)


 /s/ Donald R. Millard
----------------------------------------
DONALD R. MILLARD                              Director


 /s/ John H. Kang
----------------------------------------
JOHN H. KANG                                   Director

                                 1996 FORM 10-K
                          COAST DENTAL SERVICES, INC.
                                 EXHIBIT INDEX





EXHIBIT #                                      EXHIBIT DESCRIPTION
---------                                      -------------------
2.1**             Asset Purchase Agreement dated April 1, by and among Adam Diasti, D.D.S., P.A., Coast Dental Services,
                  Inc., Richard J. Shawn D.M.D., P.A., East Coast Dental Management, Inc. and Richard J. Shawn, D.M.D

2.2**             Asset Purchase Agreement dated October 31, 1996 by and among Coast Florida P.A., Coast Dental
                  Services, Inc., Seminole Dental Services, Inc., Seminole Dental Center, Seminole Dental West, Seminole
                  Dental South, Michael D. Witcher, D.D.S., P.A., Milo R. Novotny, D.D.S., P.A., and C.M. Garcia,
                  D.M.D., P.A

3.1 ****          Restated Certificate of Incorporation of Coast Dental Services, Inc

3.2*              Bylaws of Coast Dental Services, Inc

4.1*              Specimen of Coast Dental Services, Inc.  Common Stock Certificate

4.2*              Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank,
                  N.A. (Previously filed as Exhibit 10.9 to the Company's Registration Statement on Form S- I filed on
                  October 7, 1996 (File No. 333-13613) and incorporated herein by reference

4.3               First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and
                  Barnett Bank, N.A.

                  (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.1**            Employment Agreement between Coast Dental Services, Inc. and Terek Diasti.

10.2**            Employment Agreement between Coast Dental Services,Inc. and Adam Diasti, D.D.S

10.3*             Employment Agreement between Coast Dental Services, Inc. and Joseph R. Smith

10.4*             Coast Dental Services, Inc. Stock Option Plan

10.5*             Coast Dental Services, Inc.  Affiliated Professional Stock Plan

10.6*             Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast
                  Florida, P.A

10.7**            Asset Purchase Agreement dated April 1, 1996 by and among Adam Diasti, D.D.S., P.A., Coast Dental
                  Services, Inc., Richard J. Shawn D.M.D., P.A., East Coast Dental Management, Inc. and Richard J.
                  Shawn, D.M.D.

10.8*             Promissory Note from Adam Diasti, DDS, P.A., dated June 30, 1996, payable to Coast Dental Services,
                  Inc

10.9*             Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank,
                  N.A

10.10*            Form of Indemnification Agreement with officers and directors

10.11**           Asset Purchase Agreement dated October 31, 1996 by and among Coast Florida P.A., Coast Dental
                  Services, Inc., Seminole Dental Services, Inc., Seminole Dental Center, Seminole Dental West, Seminole
                  Dental South, Michael D. Witcher, D.D.S., P.A., Milo R. Novotny, D.D.S., P.A., and C.M. Garcia D.M.D.
                  P.A.

10.12**           Agreement to Transfer Stock and Stock Pledge dated November 1, 1996, by and between Adam Diasti,
                  D.D.S. and Coast Dental Services, Inc

10.13             First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and
                  Barnett Bank, N.A. filed as Exhibit 4.3 to this Report on Form 10-K and incorporated herein by reference.

16.1****          Letter from KPMG Peat Marwick LLP

27.1              Financial Data Schedule for year ended December 31, 1996 (for SEC use only)

_______________________________________

    *Previously filed as an exhibit with the same exhibit number identification in the Company's Registration Statement on Form S-1 filed on October 7, 1996 (File No. 333-13613) and incorporated herein by reference. **Previously filed as an exhibit with the same exhibit number identification in the Company's Amendment No. I to Form S-1 Registration Statement filed on November 12, 1996 and incorporated herein by reference. ***Previously filed as an exhibit with the same exhibit number identification in the Company's Amendment No. 4 to Form S-1 Registration Statement filed on January 21, 1997 and incorporated herein by reference. ****Previously filed as an exhibit with the same exhibit number identification in the Company's Amendment No. 5 to Form S-I Registration Statement filed on February 10, 1997 and incorporated herein by reference. ****Previously filed as an exhibit with the same exhibit number identification in the Company's Post Effective Amendment No. 1 to Form S-I Registration Statement filed on February 10, 1997 and incorporated herein by reference.