Form 10-Q
period 1997-03-31
COAST DENTAL SERVICES INC
filed 1997-05-15
CIK 1018920

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------



                                   FORM 10-Q

     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES ECHANGE ACT OF 1934

                 For the transition period from________ to _________

                         Commission File No. 000-21501



                          COAST DENTAL SERVICES, INC.
             (Exact name or registrant as specified in its charter)


                     DELAWARE                       59-3136161
           (State or other jurisdiction of       (I.R.S. Employer
          incorporation or organization)       Identification No.)



    6200 COURTNEY CAMPBELL CAUSEWAY, SUITE 690
                   TAMPA, FLORIDA                      33607
         (Address of principal executive offices)   (Zip Code)


                                 (813)288-1999
              (Registrant's telephone number, including area code)




Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No     .
                                              ----    ----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.


         Total number of shares of outstanding Common Stock as of May 12, 1997:
5,699,068.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          COAST DENTAL SERVICES, INC.
                     CONDENSED BALANCE SHEETS (UNAUDITED)

-----------------------------------------------------------------------------------------------------------------
                                                                      DECEMBER 31,                MARCH 31,
                                                                          1996                       1997
-----------------------------------------------------------------------------------------------------------------
                                     ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .         $   540,790            $12,782,377
  Management fee receivable from P.A. . . . . . . . . . . . . . .             818,370              1,168,488
  Notes receivable from Manrique and advances to P.A. . . . . . .             354,568                220,916
  Supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . .             106,500                110,053
  Prepaid expenses and other assets . . . . . . . . . . . . . . .              26,560                264,086
                                                                          -----------            -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . .           1,846,788             14,545,920
Property and equipment, net . . . . . . . . . . . . . . . . . . .           1,802,285              1,989,817
Notes receivable from stockholders  . . . . . . . . . . . . . . .             177,898                     --
Non-compete agreement, net of amortization of $82,778
  and $113,646, respectively  . . . . . . . . . . . . . . . . . .           1,028,622                997,754
Dental service agreement, net of amortization of $18,363
  and $40,355, respectively . . . . . . . . . . . . . . . . . . .           2,117,742              2,627,263
Capitalized offering costs  . . . . . . . . . . . . . . . . . . .             938,481                     --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              57,410                 92,122
                                                                          -----------            -----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . .         $ 7,969,226            $20,252,876
                                                                          ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .         $   664,050            $   385,845
  Accrued offering costs  . . . . . . . . . . . . . . . . . . . .             787,981                338,172
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .             403,747              1,141,487
  Current maturities of long-term debt  . . . . . . . . . . . . .             731,127              1,427,577
  Current portion of capital lease obligations  . . . . . . . . .              75,874                126,614
                                                                          -----------            -----------
    Total current liabilities . . . . . . . . . . . . . . . . . .           2,662,779              3,419,695
Long-term debt, excluding current maturities  . . . . . . . . . .           3,714,446                255,329
Capital lease obligations, excluding current portion  . . . . . .             127,850                     --
                                                                          -----------            ------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . .           6,505,075              3,675,024
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued . . . . . . . . . . . . . . . . . . . . . . . . .                  --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    3,500,000 and 5,700,000, shares issued and outstanding,
    respectively  . . . . . . . . . . . . . . . . . . . . . . . .               3,500                  5,700
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .              25,174             16,263,854
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .           1,435,477                308,298
                                                                          -----------            -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . .           1,464,151             16,577,852
                                                                          -----------            -----------
    Total liabilities and stockholders' equity  . . . . . . . . .         $ 7,969,226            $20,252,876
                                                                          ===========            ===========

                 See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                    QUARTER ENDED
                                                                                      MARCH 31,
                                                                             ---------------------------
                                                                             1996                   1997
----------------------------------------------------------------------------------------------------------------------------

Net revenue . . . . . . . . . . . . . . . . . . . . . . . . . . .         $1,381,680             $3,519,798
Dental Center expenses:
  Staff salaries  . . . . . . . . . . . . . . . . . . . . . . . .            344,455              1,041,176
  Dental supplies and lab fees  . . . . . . . . . . . . . . . . .            189,070                575,099
  Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            308,875                684,463
                                                                          ----------             ----------
    Total Dental Center expenses  . . . . . . . . . . . . . . . .            842,400              2,300,738
                                                                          ----------             ----------
    Gross profit  . . . . . . . . . . . . . . . . . . . . . . . .            539,280              1,219,060
General and administrative expenses . . . . . . . . . . . . . . .            192,680                390,044
                                                                          ----------             ----------
    Operating profit  . . . . . . . . . . . . . . . . . . . . . .            346,600                829,016
Interest income (expense) . . . . . . . . . . . . . . . . . . . .            (20,364)                 5,749
                                                                          ----------             -----------
Income before income taxes  . . . . . . . . . . . . . . . . . . .            326,236                834,765
Income tax expense  . . . . . . . . . . . . . . . . . . . . . . .                 --                183,538
                                                                          ----------             ----------
Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .         $  326,236             $  651,227
                                                                          ==========             ==========

Pro forma income tax expense  . . . . . . . . . . . . . . . . . .            127,232                325,558
                                                                          ----------             ----------
Pro forma net income  . . . . . . . . . . . . . . . . . . . . . .         $  199,004             $  509,207
                                                                          ==========             ==========

Earnings per share  . . . . . . . . . . . . . . . . . . . . . . .         $      .09             $      .14
                                                                          ==========             ==========
Pro forma earnings per share  . . . . . . . . . . . . . . . . . .         $      .06             $      .11
                                                                          ==========             ==========
Weighted average number of shares outstanding . . . . . . . . . .          3,500,000              4,697,778
                                                                          ==========             ==========

                  See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

------------------------------------------------------------------------------------------------------------------------
                                                             ADDITIONAL
                                      COMMON STOCK       PAID-IN CAPITAL                        TOTAL
                                ---------------------        COMMON              RETAINED     STOCKHOLDERS'
                                   SHARES     AMOUNT          STOCK              EARNINGS        EQUITY
------------------------------------------------------------------------------------------------------------------------
BALANCE ON JANUARY 1, 1997      3,500,000     $3,500      $    25,174        $ 1,435,477      $ 1,464,151
Net proceeds from issuance of
  common stock  . . . . . .     2,200,000      2,200       15,102,910                 --       15,105,110
Undistributed retained earnings
  from S corporation  . . .            --         --        1,435,477         (1,435,477)              --
Net income for the quarter
  ended March 31, 1997  . .            --         --               --            651,227          651,227
Net income from S corporation
  prior to February 11, 1997           --         --          342,929           (342,929)              --
Distributions to stockholders          --         --         (642,636)               --          (642,636)
                                ---------     ------      ------------       -----------      -----------
BALANCE ON MARCH 31, 1997 .     5,700,000     $5,700      $16,263,854        $   308,298      $16,577,852
                                =========     ======      ===========        ===========      ===========

                  See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------------
                                                                                   QUARTER ENDED
                                                                                      MARCH 31,
                                                                         -------------------------------------
                                                                              1996                   1997
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .         $   326,236            $   651,227
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .              41,945                 95,386
    Amortization  . . . . . . . . . . . . . . . . . . . . . . . .                  --                 52,860
    Forgiveness of notes receivable from stockholders . . . . . .                  --                177,898
    Provision for losses on accounts receivable . . . . . . . . .              12,870                     --
    Changes in operating assets and liabilities:
      Increase in management fee receivable from P.A. . . . . . .            (189,657)              (252,410)
      Decrease in notes receivable from Manrique and advances
        to P.A. . . . . . . . . . . . . . . . . . . . . . . . . .                  --                133,652
      Increase in supplies  . . . . . . . . . . . . . . . . . . .                  --                 (3,553)
      Increase in prepaid expenses and other assets . . . . . . .                (334)              (335,234)
      Increase in accounts payable and accrued expenses . . . . .             194,398                459,535
                                                                          -----------            -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . .             385,458                979,361

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .             (85,710)              (127,918)
  Acquired assets, including intangible assets  . . . . . . . . .                  --               (686,513)
  Increase in other assets  . . . . . . . . . . . . . . . . . . .             (77,776)               (34,712)
                                                                          -----------            -----------
        NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . .            (163,486)              (849,143)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from offering  . . . . . . . . . . . . . . . . . . . .                  --             16,368,000
  Payment of capitalized costs  . . . . . . . . . . . . . . . . .                  --               (774,218)
  Proceeds from notes payable . . . . . . . . . . . . . . . . . .              33,180                111,037
  Payments on notes payable . . . . . . . . . . . . . . . . . . .                  --             (2,873,704)
  Principal payments on capital leases  . . . . . . . . . . . . .             (18,416)               (77,110)
  Increase in notes receivable stockholders . . . . . . . . . . .             (34,863)                    --
  Distribution to stockholders  . . . . . . . . . . . . . . . . .             (57,000)              (642,636)
                                                                          -----------            -----------
        NET CASH PROVIDED BY FINANCIAL ACTIVITIES . . . . . . . .             (77,099)            12,111,369
                                                                          -----------            -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS  . . . . . . . .             144,873             12,241,587
Cash and cash equivalents at beginning of period  . . . . . . . .             241,403                540,790
                                                                          -----------            -----------
Cash and cash equivalents at end of period  . . . . . . . . . . .         $   386,276            $12,782,377
                                                                          ===========            ===========

                  See Condensed Notes to Financial Statements

                          COAST DENTAL SERVICES, INC.
                    CONDENSED NOTES TO FINANCIAL STATEMENTS

A.      BASIS OF PRESENTATION

         The accompanying Condensed Financial Statements are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 1996.

        In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

B.      EARNINGS PER SHARE

         Earnings per share for the quarter ended March 31, 1996 and 1997 were based on actual net income of the Company. The Company was an S Corporation until February 11, 1997 and therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of the public offering.

         The earnings per share of common stock for the quarter ended March 31, 1996 and 1997, respectively, is computed on the basis of the weighted average shares of common stock outstanding plus common stock equivalent shares arising from dilutive stock options, using the treasury stock method. During the period, dual presentation of earnings per share was not required because they were either immaterial or antidulutive.

C.       SIGNIFICANT EVENTS

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

         On March 31, 1997, the Company entered into an agreement to purchase substantially all of the assets of three dental practices in the Orlando, Florida area. The Company paid $645,000 in cash and $110,000 in the form of a note payable. Additionally, the Company simultaneously expanded its Service and Support Agreement with the P.A. to manage the three acquired Dental Centers.

D.       SUBSEQUENT EVENTS

         On April 1, 1997, the Company entered into an agreement to purchase substantially all of the assets of West Coast Dental, Inc., a dental practice consisting of two locations in St. Petersburg, Florida and Port Richey, Florida. The Company paid $750,000 in cash and $130,000 in the form of a note payable. Additionally, the Company simultaneously expanded its Services and Support Agreement with the P.A. to manage the two acquired Dental Centers.

         On April 7, 1997, the Company entered into an agreement to purchase substantially all of the assets of three dental practices consisting of locations in Palm Harbor, Florida, Clearwater, Florida and New Port Richey, Florida. The Company paid $350,000 cash and $100,000 in the form of a note
payable.   Additionally, the Company simultaneously expanded its Services and
Support Agreement with the P.A. to manage the two acquired Dental Centers.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  A.  RESULTS OF OPERATIONS

        The following is a discussion of material changes in the results of operations of Coast Dental Services, Inc., (the "Company") which occurred in the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996. The Company's sole business is to provide practice management services to the Coast Florida, P.A. (the "P.A."), an affiliated company. The Company has entered into a services and support agreement with the P.A. whereby the Company will provide certain management support services to the P.A. in return for a fee. The P.A. employs the dentists and the professional hygienists and provides all of the dental services to the patients. As of March 31, 1997, the Company operated 32 dental centers in Florida. The Company provides administrative and technical support for professional services rendered by the dental professionals under the service agreement and receives a management fee from the P.A.


         The following table summarizes percent of net revenue of the quarter ended March 31, 1997 compared to the quarter ended March 31, 1996 for selected operating items. The performance of the Company during the period is not indicative of future financial results or conditions.

                                                   Percentage of Net Revenue
                                                    Quarter Ended March 31,
                                                   --------------------------
                                                     1996           1997
                                                   --------      ---------
Net revenue . . . . . . . . . . . . . . . .          100.0%        100.0%
Dental Center expenses:
  Staff salaries  . . . . . . . . . . . . .           24.9          29.6
  Dental supplies and lab fees  . . . . . .           13.7          16.3
  Other . . . . . . . . . . . . . . . . . .           22.4          19.5
                                                     -----         -----
    Total Dental Center expenses  . . . . .           61.0          65.4
                                                     -----         -----
    Gross profit  . . . . . . . . . . . . .           39.0          34.6
General and administrative  . . . . . . . .           13.9          11.1
                                                     -----         -----
    Operating profit  . . . . . . . . . . .           25.1          23.5
Interest income (expense) . . . . . . . . .           (1.5)           .2
                                                     -----         -----
Income before income taxes  . . . . . . . .           23.6          23.7
Income tax expense  . . . . . . . . . . . .             --           5.2
                                                     -----         -----
Net income  . . . . . . . . . . . . . . . .           23.6%         18.5%
                                                     =====         =====

Pro forma income tax expense  . . . . . . .            9.2           9.2
                                                     -----         -----
Pro forma net income  . . . . . . . . . . .           14.4%         14.5%
                                                     =====         =====

Selected Operating Data:
  Number of Dental Centers  . . . . . . . .             12            32
  Gross revenue per Dental Center(1). . . .        $27,606       $27,701
  Number of dental chairs . . . . . . . . .             63           166
  Number of Coast Florida P. A. Dentists  .             12            47
  Patient visits  . . . . . . . . . . . . .         15,901        41,424
  Number of patient visits per dental chair(1)         252           276


(1)  For Dental Centers opened for the entire period.

NET REVENUE

         Net revenue increased $2,138,118 from $1,381,680 to $3,519,798 for the quarter ended March 31, 1996 and 1997, respectively. This increase is primarily due to the increase in net revenue attributable to the 18 acquired Dental Centers added in 1996. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 160% from 15,900 to 41,400 for the quarter ended March 31, 1996 and 1997, respectively.

DENTAL CENTER EXPENSES

          Dental Center expenses increased $1,458,338 from $842,400 to $2,300,738 for the quarter ended March 31, 1996 and 1997, respectively. This increase is primarily due to an increase in staff salaries of $696,721 resulting primarily from acquisitions. Staff salaries include the compensation paid to the administrative staff at each Dental Center including the dental assistants, office managers, sterilization technicians and front desk managers. As a percentage of net revenue, staff salaries increased from 24.9% to 29.6% for the quarter ended March 31, 1996 and 1997, respectively. The increase is primarily due to the increase in staffing due to the addition of internally developed and acquired Dental Centers which was offset by staff levels at the eleven comparable Dental Centers which remained relatively constant, while net revenue increased. In addition, acquired Dental Centers' staff salaries, as a percentage of net revenue, will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model which is designed with the goal of increasing productivity and efficiency.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses increased $197,364 from $192,680 to $390,044 for the quarter ended March 31, 1996 and 1997, respectively. This increase is primarily the result of the enhancement of the corporate infrastructure, principally corporate administrative salaries, for the purpose of preparing for future growth. As a percentage of net revenue, general and administrative expenses decreased from 13.3% to 9.5% reflecting the continued economies of scale of consolidating the administrative function of multiple Dental Centers.

INCOME TAXES

         Income taxes expense increased $183,538. The increase is primarily attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of the public offering.

B.  LIQUIDITY AND CAPITAL RESOURCES

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 2,200,000 shares of Common Stock offered by the Company were approximately
$15.3 million (after deducting underwriting discounts and commissions and offering expenses). As of May 7, 1997, the Company used a portion of the net proceeds for the prepayment of: (i) $1.2 million for notes payable to notes utilized as consideration for acquisitions by the Company; (ii) $1.3 million for notes payable issued as part of the consideration for new Seminole Acquisitions;
(iii) $134,000 for notes payable as part consideration for the addition of six acquired Dental Centers occurring after June 30, 1996; and (iv) $228,000 for equipment lease and note obligations; (v) an aggregate of approximately $1.7 million for the acquisitions noted below; (vi) $1.3 million for notes payable issued as part of the consideration for the Volusia acquisition; and (vii) approximately $221,000 towards working capital. The Company has approximately $9.2 million remaining from the net proceeds.

         On March 7, 1997, the Company entered into a new agreement with Barnett Bank whereby the line of credit agreement was increased to $5,000,000 and the term was extended to April, 1998. In addition, the interest rate was adjusted to the Barnett Bank prime rate or LIBOR plus, at the Company's option. Amounts borrowed pursuant to the Barnett Bank Credit Agreement are collateralized by a first security interest in most of the Company's assets, including its receivables and equipment. The Barnett Bank Credit Agreement contains negative and affirmative covenants and agreements restricting the Company's disposition of assets, capital expenditures, acquisitions, operations and payment of dividends as well as requiring the maintenance of certain financial ratios. As of March 31, 1997, the Company had available approximately $5,000,000 for borrowing under the Barnett Bank Credit Agreement.

         On March 31, 1997, the Company entered into an agreement to purchase substantially all of the assets of three dental practices in the Orlando, Florida area. The Company paid $645,000 in cash and $110,000 in the form of a note payable. Additionally, the Company simultaneously expanded its Service and Support Agreement with the P.A. to manage the three acquired Dental Centers.

         The Company has previously loaned capital to the Coast Florida P.A. in connection with acquisitions of existing dental practices. The total outstanding balance of such issue was approximately $224,000. In March, 1997, the outstanding balance of such loans was repaid by the P.A. to the Company.

         On April 1, 1997, the Company entered into an agreement to purchase substantially all of the assets of West Coast Dental, Inc., a dental practice consisting of two locations in St. Petersburg, Florida and Port Richey, Florida. The Company paid $750,000 in cash and $130,000 in the form of a note payable. Additionally, the Company simultaneously expanded its Services and Support Agreement with the P.A. to manage the two acquired Dental Centers.

         On April 7, 1997, the Company entered into an agreement to purchase substantially all of the assets of three dental practices consisting of locations in Palm Harbor, Florida, Clearwater, Florida and New Port Richey, Florida. The Company paid $350,000 cash and $100,000 in the form of a note
payable.   Additionally, the Company simultaneously expanded its Services and
Support Agreement with the P.A. to manage the two acquired Dental Centers.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of at least 25 Dental Centers and repayment of certain debts, management believes that the combination of the funds expected to be available under the Company's revolving line of credit, cash flow from operations and the net proceeds received from its Initial Public Offering should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy for at least the remainder of 1997. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash flow from operations, borrowings under the Barnett Bank Credit Agreement, other credit sources, and where desirable, funding from the sale of debt or equity securities.

PART II - OTHER INFORMATION

ITEM 2.          CHANGES IN SECURITIES

(c)     Sales of Unregistered Securities.

        On March 31, 1997, the Company issued non-negotiable promissory notes to the sellers in the aggregate amount of $110,000 in connection with the Company's acquisition of the allowable assets of three dental practices in the Orlando, Florida area. The Company does not believe that the promissory notes issued in the transaction are a "security" as defined by Section 2(1) of the Securities Act of 1933, as amended (the "Act"). However, in the event the promissory notes are deemed to be a security, this transaction was exempt from the registration requirements of the Act pursuant to Section 4(2) because it did not involve a public offering.

ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits.

        27      Financial Data Schedule for quarter ended March 31, 1997
                  (for SEC use only).

(b)  Reports on Form 8-K.

         The Company filed a report on Form 8-K on April 16, 1997 disclosing the terms of the purchase of substantially all the assets of West Coast Dental, Inc., three dental practices in the Orlando, Florida area and three dental practices located in Palm Harbor, Florida, Clearwater, Florida and New Port Richey, Florida.

                          COAST DENTAL SERVICES, INC.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on May 15, 1997.



                                        COAST DENTAL SERVICES, INC.



                                        By:  /s/ DR. TEREK DIASTI, DVM
                                           ----------------------------------
                                             DR. TEREK DIASTI, DVM
                                             Chief Executive Officer,
                                             Chairman of the Board



                                        By:  /s/ JOSEPH R. SMITH
                                           ----------------------------------
                                             JOSEPH R. SMITH
                                             Chief Financial Officer
                                             (Principal Accounting Officer)