Form 10-Q
period 1997-06-30
COAST DENTAL SERVICES INC
filed 1997-08-08
CIK 1018920

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

                 For the quarterly period ended June 30, 1997

                                       OR

         [  ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934

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
                                              -----    -----

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock as of the latest practicable date.

         Total number of shares of outstanding Common Stock as of August 4, 1997: 5,699,932.

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          COAST DENTAL SERVICES, INC.
                           CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                            DECEMBER 31,           JUNE 30,
                                                                               1996                  1997
------------------------------------------------------------------------------------------------------------
                                                                                                 (UNAUDITED)
                                                          ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .         $   540,790            $ 8,108,172
  Management fee receivable from P.A. . . . . . . . . . . . . . .             818,370              2,002,216
  Notes receivable Manrique and P.A.  . . . . . . . . . . . . . .             354,568                     --
  Supplies  . . . . . . . . . . . . . . . . . . . . . . . . . . .             106,500                178,021
  Prepaid expenses and other assets . . . . . . . . . . . . . . .              26,560                374,440
                                                                          -----------            -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . .           1,846,788             10,662,849
Property and equipment, net . . . . . . . . . . . . . . . . . . .           1,802,285              3,085,646
Notes receivable from stockholders  . . . . . . . . . . . . . . .             177,898                     --
Non-compete agreement, net of amortization of $82,778
  and $147,027, respectively  . . . . . . . . . . . . . . . . . .           1,028,622              1,014,870
Dental services agreement, net of amortization of $18,363
  and $78,717, respectively . . . . . . . . . . . . . . . . . . .           2,117,742              4,600,971
Capitalized offering costs  . . . . . . . . . . . . . . . . . . .             938,481                     --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              57,410                131,561
                                                                          -----------            -----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . .         $ 7,969,226            $19,495,897
                                                                          ===========            ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .         $   664,050            $   350,428
  Accrued offering costs  . . . . . . . . . . . . . . . . . . . .             787,981                338,172
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .             403,747                694,158
  Current maturities of long-term debt  . . . . . . . . . . . . .             731,127                259,352
  Current portion of capital lease obligations  . . . . . . . . .              75,874                 30,473
                                                                          -----------            -----------
    Total current liabilities . . . . . . . . . . . . . . . . . .           2,662,779              1,672,583
Long-term debt, excluding current maturities  . . . . . . . . . .           3,714,446                440,813
Capital lease obligations, excluding current portion  . . . . . .             127,850                 82,089
Deferred tax liability  . . . . . . . . . . . . . . . . . . . . .                  --                 75,362
                                                                          -----------            ------------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . .           6,505,075              2,270,847
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued . . . . . . . . . . . . . . . . . . . . . . . . .                  --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    3,500,000 and 5,700,000, shares issued and outstanding,
    respectively  . . . . . . . . . . . . . . . . . . . . . . . .               3,500                  5,700
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .              25,174             16,232,941
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .           1,435,477                986,409
                                                                          -----------            -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . .           1,464,151             17,225,050
                                                                          -----------            -----------
    Total liabilities and stockholders' equity  . . . . . . . . .         $ 7,969,226            $19,495,897
                                                                          ===========            ===========

                 See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------------
                                                  QUARTER ENDED                      SIX MONTHS ENDED
                                                    JUNE 30,                              JUNE 30,
                                             ----------------------------        ----------------------------
                                               1996             1997                1996             1997
----------------------------------------------------------------------------------------------------------------------
Net revenue . . . . . . . . . . . . . . .    $1,968,832       $4,414,346         $3,350,512       $7,936,437
Dental Center expenses:
  Staff salaries  . . . . . . . . . . . .       602,360        1,382,696            946,815        2,413,732
  Dental supplies and lab fees  . . . . .       255,037          589,726            444,107        1,159,947
  Other . . . . . . . . . . . . . . . . .       471,965          932,955            780,840        1,636,190
                                             ----------       ----------         ----------       ----------
    Total Dental Center expenses  . . . .     1,329,362        2,905,377          2,171,762        5,209,869
                                             ----------       ----------         ----------       ----------
    Gross profit  . . . . . . . . . . . .       639,470        1,508,969          1,178,750        2,726,568
General and administrative expenses . . .       293,270          505,945            485,950          894,527
                                             ----------       ----------         ----------       ----------
    Operating profit  . . . . . . . . . .       346,200        1,003,024            692,800        1,832,041
Interest income (expense) . . . . . . . .       (39,916)         108,633            (60,280)         114,381
                                             ----------       ----------         ----------       ----------
Income before income taxes  . . . . . . .       306,284        1,111,657            632,520        1,946,422
Income tax expense  . . . . . . . . . . .            --          433,546                 --          617,084
                                             ----------       ----------         ----------       ----------
Net income  . . . . . . . . . . . . . . .    $  306,284       $  678,111         $  632,520       $1,329,338
                                             ==========       ==========         ==========       ==========

Pro forma income tax expense  . . . . . .       119,450               --            246,683          142,021
                                             ----------       ----------         ----------       ----------
Pro forma net income  . . . . . . . . . .    $  186,834       $  678,111         $  385,837       $1,187,317
                                             ==========       ==========         ==========       ==========

Earnings per share  . . . . . . . . . . .    $      .09       $      .12         $      .18       $      .26
                                             ==========       ==========         ==========       ==========
Pro forma earnings per share  . . . . . .    $      .05       $      .12         $      .11       $      .23
                                             ==========       ==========         ==========       ==========
Weighted average number of shares
  outstanding                                 3,500,000        5,731,420          3,500,000        5,210,797
                                             ==========       ==========         ==========       ==========

                  See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
           CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                             ADDITIONAL
                                      COMMON STOCK       PAID-IN CAPITAL                         TOTAL
                                   ---------------------      COMMON            RETAINED      STOCKHOLDERS'
                                  SHARES        AMOUNT        STOCK             EARNINGS         EQUITY
----------------------------------------------------------------------------------------------------------------
BALANCE ON JANUARY 1, 1997      3,500,000     $3,500      $    25,174        $ 1,435,477      $ 1,464,151
Net proceeds from issuance of
  common stock  . . . . . .     2,200,000      2,200       15,071,997                 --       15,074,197
Undistributed retained earnings
  from S corporation  . . .            --         --        1,435,477         (1,435,477)              --
Net income for the six months
  ended June 30, 1997 . . .            --         --               --          1,329,338        1,329,338
Net income from S corporation
  prior to February 11, 1997           --         --          342,929           (342,929)              --
Distributions to stockholders          --         --         (642,636)                --         (642,636)
                                ---------     ------      -----------        -----------      -----------
BALANCE ON JUNE 30, 1997  .     5,700,000     $5,700      $16,232,941        $   986,409      $17,225,050
                                =========     ======      ===========        ===========     ============

                  See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

------------------------------------------------------------------------------------------------------------------
                                                                                  SIX MONTHS ENDED
                                                                                       JUNE 30,
                                                                          ----------------------------------------
                                                                              1996                   1997
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . . . . . .         $   632,520            $ 1,329,338
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . . . . . .             102,466                214,228
    Amortization  . . . . . . . . . . . . . . . . . . . . . . . .              26,389                124,603
    Compensation in the form of common stock  . . . . . . . . . .              27,674                     --
    Forgiveness of notes receivable from stockholders . . . . . .                  --                177,898
    Deferred income tax expense . . . . . . . . . . . . . . . . .                  --                 75,362
    Changes in operating assets and liabilities:
      Increase in management fee receivable from P.A. . . . . . .            (166,140)              (586,007)
      Increase in notes receivable from P.A.  . . . . . . . . . .            (180,508)              (373,798)
      Increase in supplies and inventory  . . . . . . . . . . . .             (26,250)               (71,521)
      Increase in prepaid expenses and other assets . . . . . . .              (4,104)              (347,880)
      Increase (decrease) in accounts payable and accrued expenses            232,770                (23,211)
                                                                          -----------            -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES . . . . . . . .             644,817                519,012

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . . . . . .             (65,708)              (387,176)
  Acquired assets, including intangible assets  . . . . . . . . .          (1,651,398)            (3,573,966)
  (Increase) decrease in other assets . . . . . . . . . . . . . .              19,155                (74,151)
                                                                          -----------            -----------
        NET CASH USED IN INVESTING ACTIVITIES . . . . . . . . . .          (1,697,951)            (4,035,293)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from offering  . . . . . . . . . . . . . . . . . . . .                  --             16,368,000
  Payment of capitalized costs  . . . . . . . . . . . . . . . . .                  --               (805,131)
  Proceeds from long-term debt  . . . . . . . . . . . . . . . . .           1,639,292                     --
  Payments on long-term debt  . . . . . . . . . . . . . . . . . .            (161,421)                    --
  Proceeds from notes payable . . . . . . . . . . . . . . . . . .              17,208                351,000
  Payments on notes payable . . . . . . . . . . . . . . . . . . .                  --             (4,096,408)
  Payments on capital leases  . . . . . . . . . . . . . . . . . .             (34,374)               (91,162)
  Increase in notes receivable stockholders . . . . . . . . . . .             (40,262)                    --
  Distribution to stockholders  . . . . . . . . . . . . . . . . .            (101,546)              (642,636)
                                                                          -----------            -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES . . . . . . . .           1,318,897             11,083,663
                                                                          -----------            -----------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . . . . . .             265,763              7,567,382
Cash and cash equivalents at beginning of period  . . . . . . . .             241,403                540,790
                                                                          -----------            -----------
Cash and cash equivalents at end of period  . . . . . . . . . . .         $   507,166            $ 8,108,172
                                                                          ===========            ===========

Supplemental schedule of cash flow information:
  Cash paid for interest  . . . . . . . . . . . . . . . . . . . .         $    49,254            $   113,702
                                                                          ===========            ===========
  Cash paid for income taxes  . . . . . . . . . . . . . . . . . .         $        --            $   666,000
                                                                          ===========            ===========

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

        In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Operations for the six months ended June 30, 1997 have been reclassified to conform to the June 30, 1997 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

B.      EARNINGS PER SHARE

         Earnings per share for the quarter and six months ended June 30, 1996 and 1997 were based on actual net income of the Company. The Company was an S Corporation until February 11, 1997 and therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of the public offering.

         The earnings per share of common stock for the quarter and six months ended June 30, 1996 and 1997, respectively, is computed on the basis of the weighted average shares of common stock outstanding plus common stock equivalent shares arising from dilutive stock options, using the treasury stock method. During the period, dual presentation of earnings per share was not required because they were either immaterial or antidilutive.

C.       SIGNIFICANT EVENTS

         On April 1, 1997, the Company and Coast Florida P.A. ("P.A.") entered into a purchase agreement with West Coast Dental, P.A., ("West Coast") whereby the Company acquired all of the tangible assets of West Coast's dental practice and the P.A. acquired the professional assets, principally patient lists, of West Coast for a combined purchase price of $1,140,000. The Company's portion of the purchase price is $880,000 of which $200,000 has been allocated to the tangible assets acquired and $680,000 has been allocated to the Services and Support Agreement.

         On April 7, 1997, the Company and the P.A. entered into a purchase agreement with F.M.O. Inc., Guardian Dental Service - Palm Harbor, P.A., Guardian Dental Center - McMullen Booth, P.A. and Guardian Dental Center -
Seven Springs, P.A. ("Guardian") whereby the Company acquired all the tangible assets of Guardian's dental practice and the P.A. acquired the professional assets, principally patient lists, of Guardian for a combined purchase price of $450,000. The Company's portion of the purchase price is approximately $359,000 of which $140,000 has been allocated to the tangible assets acquired and $219,000 has been allocated to the Services and Support Agreement.

         On April 23, 1997, the Company and the P.A. entered into a purchase agreement with Milton C. Van Meter, DDS, ("Van Meter") whereby the Company acquired all of the tangible assets of Van Meter's dental practice and the P.A. acquired the professional assets, principally patient lists, of Van Meter, for a combined purchase price of $155,000. The Company's portion of the purchase price is approximately $122,000 of which $40,000 has been allocated to the tangible assets acquired and $82,000 has been allocated to the Services and Support Agreement.

         On June 1, 1997, the Company and the P.A. entered into a purchase agreement with Dr. J.W. Smith, DDS, P.A., ("Smith") whereby the Company acquired all of the tangible assets of Smith's dental practice and the P.A. acquired the professional assets, principally patient lists, of Smith for a combined purchase price of $300,000. The Company's portion of the purchase price is $240,000 of which $70,000 has been allocated to the tangible assets acquired and $170,000 has been allocated to the Services and Support Agreement.

         On June 27, 1997, the Company and the P.A. entered into a purchase agreement with Eric Zendell, DDS ("Zendell") whereby the Company acquired all of the tangible assets of Zendell's dental practice and the P.A. acquired the professional assets, principally patient lists, of Zendell for a combined purchase price of $900,000. The Company's portion of the purchase price is approximately $806,000 of which $300,000 has been allocated to the tangible assets acquired and $353,000 has been allocated to assumed liabilities and $153,000 has been allocated to the Services and Support Agreement.

         During June 1997, the Company opened two internally developed Dental Centers at an aggregate cost of approximately $222,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the P.A. as inducement for the P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

D.       SUBSEQUENT EVENTS

         On July 11, 1997, the Company and the P.A. entered into a purchase agreement with James R. Davis, DDS. P.A., ("Davis") whereby the Company acquired all of the tangible assets of Davis' dental practice and the P.A. acquired the professional assets, principally patient lists, of Davis for a combined purchase price of $585,000. The Company's portion of the purchase price is $440,000 of which $75,000 has been allocated to the tangible assets acquired and $365,000 has been allocated to the Services and Support Agreement.

         During July 1997, the Company opened two internally developed Dental Centers at an aggregate cost of approximately $200,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the P.A. as inducement for the P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

         On August 7, 1997, the Company and the P.A. entered into a purchase agreement with a dental practice in Punta Gorda, Florida whereby the Company acquired all of the tangible assets of the dental practice and the P.A. acquired the professional assets, principally patient lists, of the dental practice for a combined purchase price of $300,000. The Company's portion of the purchase price is $236,000 of which $80,000 has been allocated to the tangible assets acquired and $156,000 has been allocated to the Services and Support Agreement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  A.  OVERVIEW

        The Company opened its first Dental Center in May 1992 and since then has opened 16 internally developed Dental Centers and added 30 acquired Dental Centers located in central and northern Florida. The Company derives its revenue through fees earned from the Coast Florida P.A. ("P.A.") for providing management services and support at the Dental Centers. As of July 31, 1997, 64 Coast Dentists were employed by P.A. servicing over 305,000 patients. The Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers.

        Pursuant to the Services and Support Agreement with the P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. The operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. Since October 1, 1996, the services and support fee paid to the Company by the P.A. is 76% of the Dental Centers' gross revenue. Prior to October 1996, the services and support fee paid to the Company averaged 78.5% of gross revenue from which the Company paid the operating expenses incurred by the P.A. excluding certain costs incurred by the P.A. The costs incurred by the P.A. include primarily dentists and hygienist salaries.

        The Company expects to enter the Atlanta, Georgia market in the near future. In connection with the proposed expansion, the Company is in the process of negotiating leases for internally developed Dental Centers. In connection with future Georgia Dental Centers, the Company expects to finalize with Coast Southeast, P.A., an affiliate of the P.A., a services and support agreement similar in terms to that of its Services and Support Agreement for Florida, and expects to generally receive 74% of the gross revenue of these Dental Centers in connection with these services.

        The Company added one internally developed Dental Center in December 1996. During June and July 1997, the Company opened four internally developed Dental Centers at an aggregate cost of approximately $422,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the P.A. as inducement for the P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

        During 1996, the Company and the P.A. added 17 acquired Dental Centers located in Florida. The combined purchase price for these acquired Dental Centers was $5.3 million, consisting of $1.2 million in cash and $4.1 million in promissory notes. On a pro forma basis, had these acquisitions occurred at the beginning of 1996, the net revenue of the Company would have increased by $3.8 million for the period.

        During the six months ended June 30, 1997, the Company and the P.A. acquired a total of 12 Dental Centers located in central Florida. The combined purchase price for these acquired Dental Centers was $3.9 million, consisting of $2.7 million in cash, $967,000 in promissory notes and the assumption of $171,000 in liabilities. On a pro forma basis, had these acquisitions occurred at the beginning of 1996, the net revenue of the Company would have increased by $9.8 million and $4.3 million for 1996 and the six months ended June 30, 1997, respectively.

        In July, the Company and the P.A. acquired one Dental Center located in New Smyrna Beach, Florida. The combined purchase price of this Dental Center was $585,000, consisting of $285,000 in cash, $100,000 of the Company's Common Stock (5,797 shares) and $200,000 in promissory notes. On a pro forma basis, had the acquisition of this Dental Center occurred at the beginning of 1996, the Company would have recorded $654,000 and $328,000 in net revenue for 1996 and the six months ended June 30, 1997, respectively.

        In August 1997, the Company and the P.A. acquired one Dental Center located in Punta Gorda, Florida. The combined purchase price of this Dental Center was $300,000, consisting of $150,000 in cash and $150,000 in promissory notes. On a pro forma basis, had the acquisition of this Dental Center occurred at the beginning of 1996, the net revenue of the Company would have increased by $380,000 and $190,000 for 1996 and the six months ended June 30, 1997, respectively.

  B.  RESULTS OF OPERATIONS

         The following table summarizes percent of net revenue of the quarter and six months ended June 30, 1997 compared to the quarter and six months ended June 30, 1996 for selected operating items. The performance of the Company during the period is not indicative of future financial results or conditions.

                                                                        Percentage of Net Revenue
                                                        Quarter Ended June 30,         Six Months Ended June 30,
                                                     ---------------------------     ---------------------------
                                                        1996             1997            1996            1997
                                                    ----------         ---------     ----------       ----------
Net revenue . . . . . . . . . . . . . . . .           100.0%         100.0%             100.0%          100.0%
Dental Center expenses:
  Staff salaries  . . . . . . . . . . . . .            30.6           31.3               28.3            30.4
  Dental supplies and lab fees  . . . . . .            12.9           13.4               13.2            14.6
  Other . . . . . . . . . . . . . . . . . .            24.0           21.1               23.3            20.6
                                                      -----          -----              -----           -----
    Total Dental Center expenses  . . . . .            67.5           65.8               64.8            65.6
                                                      -----          -----              -----           -----
    Gross profit  . . . . . . . . . . . . .            32.5           34.2               35.2            34.4
General and administrative  . . . . . . . .            14.9           11.5               14.5            11.3
                                                      -----          -----              -----           -----
    Operating profit  . . . . . . . . . . .            17.6           22.7               20.7            23.1
Interest income (expense) . . . . . . . . .            (2.0)           2.5               (1.8)            1.4
                                                      -----          -----              -----           -----
Income before income taxes  . . . . . . . .            15.6           25.2               18.9            24.5
Income tax expense  . . . . . . . . . . . .              --            9.9                 --             7.8
                                                      -----          -----              -----           -----
Net income  . . . . . . . . . . . . . . . .            15.6           15.3               18.9            16.7
                                                      =====          =====              =====           =====

Pro forma income tax expense  . . . . . . .             6.1             --                7.4             1.7
                                                      -----          -----              -----           -----
Pro forma net income  . . . . . . . . . . .             9.5%          15.3%              11.5%           15.0%
                                                      =====          =====              =====           =====

Selected Operating Data:
  Number of Dental Centers (2)  . . . . . .              19             43                 19              43
  Gross revenue per Dental Center (1) . . .        $150,796       $191,552           $302,162         384,759
  Number of dental chairs (2) . . . . . . .              82            221                 82             221
  Number of Coast Florida P.A. Dentists (2)              21             64                 21              64
  Patient visits  . . . . . . . . . . . . .          23,449         53,310             39,350          94,734
  Number of patient visits per dental chair (3)         286            295                574             593

(1) Includes only Dental Centers open for at least one year as of the beginning of the period. For the quarter ended June 30, 1996 and 1997, ten and nineteen Dental Centers were included, respectively. For the six months ended June 30, 1996 and 1997, eight and twelve Dental Centers were included.
(2)  As of the end of the period.
(3)  Includes only Dental Centers that were open for the entire period.


NET REVENUE

         For the quarter and six months ended June 30, 1996 and 1997, net revenue increased $2,445,514 from $1,968,832 to $4,414,346 and $4,585,925 from
$3,350,512 to $7,936,437, respectively. This increase was primarily due to the increase in net revenue attributable to the twelve comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the sixteen acquired Dental Centers in 1996, the twelve acquired Dental Centers in 1997 and the three internally developed Dental Centers. Additionally, increases in net revenue are primarily driven by increases in patient visits. Patient visits for Comparable Dental Centers increased 28% from 17,323 to 22,241 and 30% from 33,224 to 43,341 for the quarter and six months ended June 30, 1996 and 1997, respectively.

DENTAL CENTER EXPENSES

          For the quarter and six months ended June 30, 1996 and 1997, Dental Center expenses increased $1,576,015 from $1,329,362 to $2,905,377 and $3,038,107 from $2,171,762 to $5,209,869, respectively.

         Staff salaries increased $780,336 from $602,360 to $1,382,696 and $1,466,917 from $946,815 to $2,413,732, respectively. This increase was primarily caused by an increase in staff salaries attributable to the twelve comparable Dental

Centers, the sixteen acquired Dental Centers in 1996, the twelve acquired Dental Centers in 1997 and the three internally developed Dental Centers. Staff salaries include the compensation paid to administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers. As a percentage of net revenue, staff salaries increased .7% from 30.6% to 31.3% and 2.1% from 28.3% to 30.4%, respectively. The increase was caused primarily by the increase in staffing due to the addition of internally developed and acquired Dental Centers which was somewhat offset by staff levels at the twelve comparable Dental Centers remaining constant, while net revenue increased. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Dental supplies and lab fees increased $334,689 from $255,037 to $589,726 and $715,840 from $444,107 to $1,159,947, respectively. This increase was caused primarily by the increase in patient visits and dental services provided at the twelve comparable Dental Centers, the sixteen acquired Dental Centers in 1996, the twelve acquired Dental Centers in 1997 and the three internally developed Dental Centers. As a percentage of net revenue, dental supplies and lab fees increased .5% from 12.9% to 13.4% and 1.4% from 13.2% to 14.6%. Lab supplies as a percent of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Other Dental Center expenses increased $460,990 from $471,965 to $932,955 and $855,350 from $780,840 to $1,636,190, respectively. This increase was caused primarily by the increase in advertising, rent and depreciation expense associated with the twelve comparable Dental Centers, sixteen acquired Dental Centers in 1996, twelve acquired Dental Centers in 1997 and the three internally developed Dental Centers. The advertising increase is caused by a more aggressive advertising program for the acquired Dental Centers. As a percentage of net revenue, other Dental Center expenses decreased 2.9% from 24.0% to 21.1% and 2.7% from 23.3% to 20.6%. This decrease is caused by increased economies of scale associated with the increasing number of patient visits and market penetration.

GENERAL AND ADMINISTRATIVE EXPENSES

         For the quarter and six months ended June 30, 1996 and 1997, general and administrative expenses increased $212,675 from $293,270 to $505,945 and $408,577 from $485,950 to $894,527, respectively. This increase was caused primarily by professional fees increasing due to the change from a private to a publicly-held company and corporate administrative salaries, rent and insurance costs due to the growth of the Company. As a percentage of net revenue, general and administrative expenses decreased 3.4% from 14.9% to 11.5% and 3.2% from 14.5% to 11.3%, respectively, reflecting the continued economies of scale realized through the centralization of Dental Center management.

INCOME TAXES

         For the quarter and six months ended June 30, 1997 income taxes expense increased $433,546 and $617,084, respectively. The increase was attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of the public offering.

C.  LIQUIDITY AND CAPITAL RESOURCES

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 2,200,000 shares of Common Stock offered by the Company were approximately $15.1 million (after deducting underwriting discounts and commissions and offering expenses). As of August 6, 1997, the Company used a portion of the net proceeds for the repayment of: (i) $1.2 million for notes payable to banks utilized as consideration for acquisitions by the Company; (ii) $1.3 million for notes payable issued as part of the consideration for the Seminole Acquisitions; (iii) $136,000 for notes payable as part of consideration for the addition of six acquired Dental Centers occurring after June 30, 1996; (iv) $228,000 for equipment lease and note obligations; (v) $645,000 for acquisitions of three Dental Centers on March 31, 1997; (vi) an aggregate of approximately $2.5 million for the acquisitions noted below; (vii) $1.3 million for notes payable issued as part of the consideration for the Volusia acquisition; (viii) approximately $221,000 towards working capital; and (ix) $422,000 for internally developed Dental Centers noted below. The Company has approximately $7.1 million remaining from the net proceeds.

         The Company has a revolving credit facility with Barnett Bank of Florida which provides an aggregate of $5.0 million for general working capital needs and expansion of Dental Centers. As of June 30, 1997, the Company had available the entire $5.0 million for borrowing.

         On April 1, 1997, the Company and the P.A. entered into a purchase agreement with West Coast Dental, P.A., ("West Coast") whereby the Company acquired all of the tangible assets of West Coast's dental practice and the P.A. acquired the professional assets, principally patient lists, of West Coast for a combined purchase price of $1,140,000. The Company's portion of the purchase price is $880,000 of which $200,000 has been allocated to the tangible assets acquired and $680,000 has been allocated to the Services and Support Agreement.

         On April 7, 1997, the Company and the P.A. entered into a purchase agreement with F.M.O. Inc., Guardian Dental Service - Palm Harbor, P.A., Guardian Dental Center - McMullen Booth, P.A. and Guardian Dental Center - Seven Springs, P.A. ("Guardian") whereby the Company acquired all the tangible assets of Guardian's dental practice and the P.A. acquired the professional assets, principally patient lists, of Guardian for a combined purchase price of $450,000. The Company's portion of the purchase price is approximately $359,000 of which $140,000 has been allocated to the tangible assets acquired and $219,000 has been allocated to the Services and Support Agreement.

         On April 23, 1997, the Company and the P.A. entered into a purchase agreement with Milton C. Van Meter, DDS, ("Van Meter") whereby the Company acquired all of the tangible assets of Van Meter's dental practice and the P.A. acquired the professional assets, principally patient lists, of Van Meter, for a combined purchase price of $155,000. The Company's portion of the purchase price is approximately $122,000 of which $40,000 has been allocated to the tangible assets acquired and $82,000 has been allocated to the Services and Support Agreement.

         On June 1, 1997, the Company and the P.A. entered into a purchase agreement with Dr. J.W. Smith, DDS, P.A., ("Smith") whereby the Company acquired all of the tangible assets of Smith's dental practice and the P.A. acquired the professional assets, principally patient lists, of Smith for a combined purchase price of $300,000. The Company's portion of the purchase price is $240,000 of which $70,000 has been allocated to the tangible assets acquired and $170,000 has been allocated to the Services and Support Agreement.

         On June 27, 1997, the Company and the P.A. entered into a purchase agreement with Eric Zendell, DDS ("Zendell") whereby the Company acquired all of the tangible assets of Zendell's dental practice and the P.A. acquired the professional assets, principally patient lists, of Zendell for a combined purchase price of $900,000. The Company's portion of the purchase price is approximately $806,000 of which $300,000 has been allocated to the tangible assets acquired and $353,000 has been allocated to assumed liabilities and $153,000 has been allocated to the Services and Support Agreement.

         During June 1997, the Company opened two internally developed Dental Centers at an aggregate cost of approximately $222,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the P.A. as inducement for the P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

         On July 11, 1997, the Company and the P.A. entered into a purchase agreement with James R. Davis, DDS. P.A., ("Davis") whereby the Company acquired all of the tangible assets of Davis' dental practice and the P.A. acquired the professional assets, principally patient lists, of Davis for a combined purchase price of $585,000. The Company's portion of the purchase price is $440,000 of which $75,000 has been allocated to the tangible assets acquired and $365,000 has been allocated to the Services and Support Agreement.

         During July 1997, the Company opened two internally developed Dental Centers at an aggregate cost of approximately $200,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the P.A. as inducement for the P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

         On August 7, 1997, the Company and the P.A. entered into a purchase agreement with a dental practice in Punta Gorda, Florida whereby the Company acquired all of the tangible assets of the dental practice and the P.A. acquired the professional assets, principally patient lists, of the dental practice for a combined purchase price of $300,000. The Company's portion of the purchase price is $236,000 of which $80,000 has been allocated to the tangible assets acquired and $156,000 has been allocated to the Services and Support Agreement.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers and repayment of certain debts, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through mid year 1998. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash flow from operations, borrowings under the Barnett Bank Credit Agreement, other credit sources, and where desirable, funding from the sale of debt or equity securities.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q contains statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words "expect", "believe", "goal", "plan", "intend", "estimate" and similar expressions and variations thereof used in this Form 10-Q are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its director or its officers with respect to, among other things: (i) potential acquisitions or internal development of Dental Centers in Georgia; (ii) the Company's finalizing a Services and Support Agreement with a professional corporation in Georgia; and (iii) the Company's financing plans. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) the unwillingness by the Georgia professional corporation to finalize the above described services and support agreement; (ii) the inability of the Company to finalize acquisitions and leases in Georgia as planned; (iii) any adverse effect or limitations caused by Governmental regulations and (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES

   (c)  Sales of Unregistered Securities During the Second Quarter

         During the period April 1, 1997 through June 30, 1997, the Company issued non-negotiable promissory notes to sellers as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices as follows: On April 1, 1997, the Company issued a non-negotiable promissory note in the amount of $130,000 to West Coast Dental, P.A.; On April 23, 1997, the Company issued a non-negotiable promissory note in the amount of $22,000 to Milton C. Van Meter, D.D.S. and on June 27, 1997, the Company issued a non-negotiable promissory note in the amount of $89,000 to Eric Zendell, D.D.S. The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Coast Dental Services, Inc. was held on June 20, 1997. Each share of Common Stock entitled its holder to one vote on the matters considered by stockholders at the annual meeting. Stockholders present in person or by proxy, representing 5,190,214 shares of common stock voted on the matters described below.

         (1) The stockholders elected, pursuant to the following vote, the following directors to the Company to hold office until their term expires and until their successors have been duly elected and qualified:

                                                         Number of Votes
                                            -----------------------------------------
                                              For            Against        Abstained
                                           -----------      --------        ---------
                   Terek Diasti            5,184,189          --              6,025
                   John H. Kang            5,185,964          --              4,250
                   Donald R. Millard       5,185,964          --              4,250

         (2) The stockholders vote as follows in approving the proposal to adopt the Amendment to the Stock Option Plan:

                                      Number of Votes       Percentage
                                      ---------------       ----------
                   Cast in Favor:      5,101,514             89.51%
                   Cast Against:          59,525              1.04%
                   Abstained:             29,175               .51%
                   Not Voted:            508,854              8.92%

         (3) The stockholders voted as follows in approving the proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year 1998:

                                      Number of Votes       Percentage
                                      ---------------       ----------
                   Cast in Favor:      5,164,689             90.62%
                   Cast Against:           2,000               .03%
                   Abstained:             23,525               .41%
                   Not Voted:            534,379              9.37%


ITEM 6.          EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

         27 Financial Data Schedule for the quarter ended June 30, 1997 (for SEC use only).

(b)  Reports on Form 8-K.

         The Company filed a report on Form 8-K on April 16, 1997 disclosing the terms of the purchase of substantially all the assets of West Coast Dental, Inc., three dental practices in the Orlando, Florida area and three dental practices located in Palm Harbor, Florida, Clearwater, Florida and New Port Richey, Florida.

         The Company amended the April 16, 1997 Form 8-K with Form 8-K/A, filed on June 16, 1997, adding audited financial statements and pro forma financial information for the purchase of West Coast Dental.

                          COAST DENTAL SERVICES, INC.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on August 8, 1997.



                                        COAST DENTAL SERVICES, INC.



                                        By:  /s/ DR. TEREK DIASTI, DVM
                                           ------------------------------------
                                                 DR. TEREK DIASTI, DVM
                                                 Chief Executive Officer,
                                                 Chairman of the Board



                                        By:  /s/ JOSEPH R. SMITH
                                           ------------------------------------
                                                 JOSEPH R. SMITH
                                                 Chief Financial Officer
                                                 (Principal Accounting Officer)