Form 10-Q
period 1997-09-30
COAST DENTAL SERVICES INC
filed 1997-11-14
CIK 1018920

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

================================================================================

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ________ to _________

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

         Total number of shares of outstanding Common Stock as of November 6, 1997: 7,603,630

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                           COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

================================================================================================================
                                                                                                    (UNAUDITED)
                                                                              DECEMBER 31,          SEPTEMBER 30,
                                                                                 1996                   1997
================================================================================================================
                                     ASSETS
Current assets:
  Cash and cash equivalents............................................      $   540,790            $49,250,609
  Management fee receivable from P.A...................................          818,370              2,060,638
  Notes receivable Manrique and P.A....................................          354,568                     --
  Supplies and inventory...............................................          106,500                249,635
  Prepaid expenses and other assets....................................           26,560                299,488
                                                                             -----------            -----------
    Total current assets...............................................        1,846,788             51,860,370
Property and equipment, net............................................        1,802,285              4,931,648
Notes receivable from stockholders.....................................          177,898                     --
Non-compete agreement, net of amortization of $82,778
  and $177,895, respectively...........................................        1,028,622                982,132
Dental services agreement, net of amortization of $18,363
  and $140,147, respectively...........................................        2,117,742              5,874,792
Capitalized offering costs.............................................          938,481                     --
Other assets...........................................................           57,410                212,314
                                                                             -----------            -----------
    Total assets.......................................................      $ 7,969,226            $63,861,256
                                                                             ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................      $   664,050            $ 1,221,794
  Accrued offering costs...............................................          787,981                576,886
  Other accrued expenses...............................................          403,747                708,902
  Current maturities of  debt..........................................          807,001                376,117
                                                                             -----------            -----------
    Total current liabilities..........................................        2,662,779              2,883,699
Long-term debt, excluding current maturities...........................        3,842,296                645,961
Deferred tax liability.................................................               --                196,440
                                                                             -----------            -----------
    Total liabilities..................................................        6,505,075              3,726,100
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued........................................................               --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    3,500,000 and 7,607,000, shares issued and outstanding,
    respectively.......................................................            3,500                  7,607
  Additional paid-in capital...........................................           25,174             58,325,779
  Retained earnings....................................................        1,435,477              1,801,770
                                                                             -----------            -----------
    Total stockholders' equity.........................................        1,464,151             60,135,156
                                                                             -----------            -----------
    Total liabilities and stockholders' equity.........................      $ 7,969,226            $63,861,256
                                                                             ===========            ===========

                  See Condensed Notes to Financial Statements.

                           COAST DENTAL SERVICES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

=================================================================================================================
                                                      QUARTER ENDED                      NINE MONTHS ENDED
                                                       SEPTEMBER 30,                        SEPTEMBER 30,
                                                       -------------                        -------------
                                                  1996             1997                1996              1997
=================================================================================================================
Net revenue..................................  $1,991,303       $5,624,239          $5,341,815       $13,560,677
Dental Center expenses:
  Staff salaries.............................     573,377        1,746,135           1,520,192         4,159,867
  Dental supplies and lab fees...............     297,797          797,475             741,904         1,957,421
  Other......................................     473,669        1,227,241           1,254,509         2,863,432
                                               ----------       ----------          ----------       -----------
    Total Dental Center expenses.............   1,344,843        3,770,851           3,516,605         8,980,720
                                               ----------       ----------          ----------       -----------
    Gross profit.............................     646,460        1,853,388           1,825,210         4,579,957
General and administrative expenses..........     231,984          633,266             717,934         1,527,794
                                               ----------       ----------          ----------       -----------
    Operating profit.........................     414,476        1,220,122           1,107,276         3,052,163
Interest income (expense)....................     (52,610)         116,535            (112,890)          230,916
                                               ----------       ----------          ----------       -----------
Income before income taxes...................     361,866        1,336,657             994,386         3,283,079
Income tax expense...........................          --          521,296                  --         1,138,380
                                               ----------       ----------          ----------       -----------
Net income...................................  $  361,866       $  815,361          $  994,386       $ 2,144,699
                                               ==========       ==========          ==========       ===========

Pro forma income tax expense.................     141,128               --             387,811           142,021
                                               ----------       ----------          ----------       -----------
Pro forma net income.........................  $  220,738       $  815,361          $  606,575       $ 2,002,678
                                               ==========       ==========          ==========       ===========

Earnings per share...........................  $      .10       $      .14          $      .28       $       .40
                                               ==========       ==========          ==========       ===========
Pro forma earnings per share.................  $      .06       $      .14          $      .17       $       .37
                                               ==========       ==========          ==========       ===========
Weighted average number of shares outstanding   3,500,000        5,794,142           3,500,000         5,371,753
                                               ==========       ==========          ==========       ===========

                  See Condensed Notes to Financial Statements.

                           COAST DENTAL SERVICES, INC.
            CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)

=============================================================================================================
                                                                ADDITIONAL
                                                              PAID-IN CAPITAL                       TOTAL
                                        COMMON STOCK              COMMON           RETAINED     STOCKHOLDERS'
                                     SHARES     AMOUNT             STOCK            EARNINGS        EQUITY
=============================================================================================================

BALANCE ON JANUARY 1, 1997.....  3,500,000      $3,500       $    25,174        $ 1,435,477      $ 1,464,151
Net proceeds from issuance of
  common stock from initial
  offering.....................  2,200,000       2,200        15,092,500                 --       15,094,700
Net proceeds from issuance of
  common stock from
  secondary offering...........  1,900,000       1,900        41,961,022                 --       41,962,922
Issuance of common stock upon
  exercise of stock options....      1,415           1            11,319                 --           11,320
Issuance of common stock upon
  acquisition..................      5,797           6            99,994                 --          100,000
Undistributed retained earnings
  from S corporation...........         --          --         1,435,477         (1,435,477)              --
Net income for the nine months
  ended September 30, 1997.....         --          --                --          2,144,699        2,144,699
Net income from S corporation
  prior to February 11, 1997...         --          --           342,929           (342,929)              --
Distributions to stockholders..         --          --          (642,636)                --         (642,636)
                                 ---------      ------       -----------        -----------      -----------
BALANCE ON SEPTEMBER 30, 1997..  7,607,212      $7,607       $58,325,779        $ 1,801,770      $60,135,156
                                 =========      ======       ===========        ===========      ===========

                  See Condensed Notes to Financial Statements.

                           COAST DENTAL SERVICES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

===============================================================================================================
                                                                                    NINE MONTHS ENDED
                                                                                       SEPTEMBER 30,
                                                                                       -------------
                                                                                 1996                   1997
===============================================================================================================
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................      $   994,386            $ 2,144,699
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.......................................................          151,452                379,050
    Amortization.......................................................           55,640                216,901
    Compensation in the form of common stock...........................           27,674                     --
    Forgiveness of notes receivable from stockholders..................               --                177,898
    Deferred income tax expense........................................               --                196,440
    Changes in operating assets and liabilities:
      Increase in management fee receivable from P.A...................         (400,787)            (1,151,142)
      (Increase) decrease in notes receivable from P.A.................         (211,710)               224,041
      Increase in supplies and inventory...............................          (26,250)              (143,135)
      Increase in prepaid expenses and other assets....................          (22,622)              (272,928)
      Increase in accounts payable and accrued expenses................          634,717                862,899
      Increase in accrued offering expenses............................               --                576,886
                                                                             -----------            -----------
        NET CASH PROVIDED BY OPERATING ACTIVITIES......................        1,202,500              3,211,609

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................          (85,454)            (2,373,413)
  Acquired assets, including intangible assets.........................       (2,517,488)            (5,062,460)
  Decrease (increase) in other assets..................................           10,472               (115,504)
                                                                             -----------            -----------
        NET CASH USED IN INVESTING ACTIVITIES..........................       (2,592,470)            (7,551,377)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial offering.......................................               --             16,368,000
  Proceeds from secondary offering.....................................               --             42,655,000
  Payment of capitalized costs.........................................               --             (1,814,878)
  Proceeds from long-term debt.........................................        2,185,541                     --
  Payments on long-term debt...........................................         (226,601)                    --
  Proceeds from exercise of stock options..............................               --                 11,320
  Proceeds from issuance of common stock upon acquisition..............               --                100,000
  Proceeds from notes payable..........................................               --                602,750
  Payments on notes payable............................................               --             (4,126,413)
  Payments on capital leases...........................................          (50,430)              (103,556)
  Increase in notes receivable stockholders............................          (46,589)                    --
  Distribution to stockholders.........................................         (141,146)              (642,636)
                                                                             -----------            -----------
        NET CASH PROVIDED BY FINANCING ACTIVITIES......................        1,720,775             53,049,587
                                                                             -----------            -----------
INCREASE IN CASH AND CASH EQUIVALENTS..................................          330,805             48,709,819
Cash and cash equivalents at beginning of period.......................          241,403                540,790
                                                                             -----------            -----------
Cash and cash equivalents at end of period.............................      $   572,208            $49,250,609
                                                                             ===========            ===========

Supplemental schedule of cash flow information:
  Cash paid for interest...............................................      $    65,300            $   132,428
                                                                             ===========            ===========
  Cash paid for income taxes...........................................      $        --            $ 1,040,000
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

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Operations for the nine months ended September 30, 1997 have been reclassified to conform to the September 30, 1997 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Coast Dental Services, Inc. (the "Company") annual Financial Statements and notes thereto.

B.       EARNINGS PER SHARE

         Earnings per share for the quarter and nine months ended September 30, 1996 and 1997 were based on actual net income of the Company. The Company was an S Corporation until February 11, 1997 and therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of the public offering.

         The earnings per share of common stock for the quarter and nine months ended September 30, 1996 and 1997 is computed on the basis of the weighted average shares of common stock outstanding plus common stock equivalent shares arising from dilutive stock options, using the treasury stock method. During the period, dual presentation of earnings per share was not required because they were either immaterial or antidilutive.

C.       SIGNIFICANT EVENTS

         On July 11, 1997, the Company and Coast Florida, P.A. ("Florida P.A.") entered into a purchase agreement with a dental practice in New Smyrna Beach, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $585,000. The Company's portion of the purchase price is $440,750 of which $75,000 has been allocated to the tangible assets acquired and $365,750 has been allocated to the Services and Support Agreement.

         On August 7, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Punta Gorda, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $300,000. The Company's portion of the purchase price is $236,000 of which $80,000 has been allocated to the tangible assets acquired and $156,000 has been allocated to the Services and Support Agreement.

         On August 29, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Cape Coral, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $420,000. The Company's portion of the purchase price is approximately $320,000 of which $75,000 has been allocated to the tangible assets acquired and $245,000 has been allocated to the Services and Support Agreement.

         On September 22, 1997, the Company completed its secondary offering of Common Stock. The net proceeds to the Company from the sale of 1,900,000 shares of Common Stock offered by the Company were $42.0 million (after deducting underwriting discounts and commissions and offering expenses).

         On September 24, 1997, the Company opened its first Dental Center in the Atlanta, Georgia market. The Company currently has three internally developed Dental Centers open and one under construction in the Atlanta market. As part of the expansion into Georgia, the Company finalized with Coast Dental Southeast P.A. ("Georgia P.A."), an affiliate of the Florida P.A., a services and support agreement with terms substantially the same as the Services and Support Agreement with the Florida P.A., and has agreed to a services and support fee of 74% of the gross revenue of the Georgia Dental Centers.

         During the quarter ended September 30, 1997, the Company entered into non-cancelable lease agreements to open seven internally developed Dental Centers in Florida and Georgia, of which five are presently open, at an average cost of approximately $135,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment

(per Dental Center) to the respective P.A.'s to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

D.       SUBSEQUENT EVENTS

         On October 1, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in North Fort Myers, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $610,000. The Company's portion of the purchase price is approximately $520,000 of which $75,000 has been allocated to the tangible assets acquired and $445,000 has been allocated to the Services and Support Agreement.

         On October 3, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Apollo Beach, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $252,000. The Company's portion of the purchase price is approximately $220,000 of which $70,000 has been allocated to the tangible assets acquired and $150,000 has been allocated to the Services and Support Agreement.

         On October 15, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Fort Myers, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $562,500. The Company's portion of the purchase price is approximately $477,500 of which $100,000 has been allocated to the tangible assets acquired and $377,500 has been allocated to the Services and Support Agreement.

         On October 15, 1997, the Company and the Florida P.A. entered into a purchase agreement with dental practice in Brandon, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $60,000. The Company's portion of the purchase price is approximately $59,000 of which $20,000 has been allocated to the tangible assets acquired and $39,000 has been allocated to the Services and Support Agreement.

         During October 1997, the Company entered into non-cancelable lease agreements to open two internally developed Dental Centers in Florida at an estimated cost of approximately $400,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the Florida P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.       OVERVIEW

         Coast Dental Services, Inc. (the "Company") opened its first Dental Center in May 1992 and since then, as of November 7, 1997, has opened 19 internally developed Dental Centers and added 36 acquired Dental Centers located in central and northern Florida and Atlanta, Georgia. The Company derives its revenue through fees earned from the Coast Florida P.A. ("Florida P.A.") and Coast Dental Southeast P.A. ("Georgia P.A.") for providing management services and support at the Dental Centers. As of November 7, 1997, 66 Coast Dentists were employed by the P.A's. The Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and acquired
Dental Centers.

         Pursuant to the Services and Support Agreement with the Florida P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. The operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. Since October 1, 1996, the services and support fee paid to the Company by the Florida P.A. is 76% of the Dental Centers' gross revenue. Prior to October 1996, the services and support fee paid to the Company averaged 78.5% of gross revenue from which the Company paid the operating expenses incurred by the Florida P.A., excluding certain costs incurred by the Florida P.A., primarily dentist and hygienist salaries.

         On September 24, 1997, the Company opened its first Dental Center in the Atlanta, Georgia market. The Company currently has three internally developed Dental Centers open and one under construction in the Atlanta market. As part of the expansion into Georgia, the Company finalized with Georgia, P.A., an affiliate of the Florida P.A., a services and support agreement with terms substantially the same as the Services and Support Agreement with the Florida P.A., and has agreed to a services and support fee of 74% of the gross revenue of the Georgia Dental Centers.

         The Company added one internally developed Dental Center in December 1996. During the nine months ended September 30, 1997, the Company opened seven internally developed Dental Centers in Florida and Georgia at an average cost of approximately $135,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the respective P.A.'s to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

         During 1996, the Company and the Florida P.A. added 17 acquired Dental Centers located in Florida. The combined purchase price for these acquired Dental Centers was $5.3 million, consisting of $1.2 million in cash and $4.1 million in promissory notes. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company during 1996 would have been $3.8 million for the period.

         During the nine months ended September 30, 1997, the Company and the Florida P.A. acquired a total of 15 Dental Centers located in central Florida. The combined purchase price for these acquired Dental Centers was $5.2 million, consisting of $3.4 million in cash, $1.5 million in promissory notes, $100,000 of the Company's common stock (5,797 shares) and the assumption of $171,000 in liabilities. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $6.1 million and $2.3 million for 1996 and the nine months ended September 30, 1997, respectively.

         In October 1997, the Company and the Florida P.A. acquired a total of four Dental Centers located in central and southwest Florida. The combined purchase price of these Dental Centers was $1,484,500, consisting of $964,500 in cash and $520,000 in promissory notes. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $1.5 million and $1.2 million for 1996 and the nine months ended September 30, 1997, respectively.

B.       RESULTS OF OPERATIONS

         The following table summarizes percent of net revenue of the quarter and nine months ended September 30, 1997 compared to the quarter and nine months ended September 30, 1996 for selected operating items. The performance of the Company during the period is not indicative of future financial results or conditions.


                                                                            Percentage of Net Revenue
                                                          Quarter Ended September 30,    Nine Months Ended September 30,
                                                         1996            1997               1996             1997
                                                         ----            ----               ----             ----
Net revenue....................................         100.0%          100.0%             100.0%           100.0%
Dental Center expenses:
  Staff salaries...............................          28.8            31.0               28.5             30.7
  Dental supplies and lab fees.................          15.0            14.2               13.9             14.4
  Other........................................          23.8            21.8               23.5             21.1
                                                        -----           -----              -----            -----
    Total Dental Center expenses...............          67.6            67.0               65.9             66.2
                                                        -----           -----              -----            -----
    Gross profit...............................          32.4            33.0               34.1             33.8
General and administrative.....................          11.6            11.3               13.4             11.3
                                                        -----           -----              -----            -----
    Operating profit...........................          20.8            21.7               20.7             22.5
Interest income (expense)......................          (2.6)            2.1               (2.1)             1.7
                                                        -----           -----              -----            -----
Income before income taxes.....................          18.2            23.8               18.6             24.2
Income tax expense.............................            --             9.3                 --              8.4
                                                        -----           -----              -----            -----
Net income.....................................          18.2            14.5               18.6             15.8
                                                        =====           =====              =====            =====

Pro forma income tax expense...................           7.1              --                7.3              1.0
                                                        -----           -----              -----            -----
Pro forma net income...........................          11.1%           14.5%              11.4%            14.8%
                                                        =====           =====              =====            =====

NET REVENUE

         For the quarter and nine months ended September 30, 1996 and 1997, net revenue increased $3,632,936 from $1,991,303 to $5,624,239 and $8,218,862 from
$5,341,815 to $13,560,677, respectively. These increases were primarily due to the increase in net revenue attributable to the twelve comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the sixteen acquired Dental Centers in 1996, the fifteen acquired Dental Centers in 1997 and the eight internally developed Dental Centers. Additionally, increases in net revenue are primarily driven by increases in patient visits. Patient visits for Comparable Dental Centers increased 14.0% from 26,042 to 29,689 and 23.7% from 52,386 to 64,804 for the quarter and nine months ended September 30, 1996 and 1997, respectively.

DENTAL CENTER EXPENSES

         For the quarter and nine months ended September 30, 1996 and 1997, Dental Center expenses increased $2,426,008 from $1,344,843 to $3,770,851 and $5,464,115 from $3,516,605 to $8,980,720, respectively.

         Staff salaries increased $1,172,758 from $573,377 to $1,746,135 and $2,639,675 from $1,520,192 to $4,159,867, for the quarter and nine months ended September 30, 1996 and 1997, respectively. These increases were primarily caused by an increase in staff salaries attributable to the twelve comparable Dental Centers, the sixteen acquired Dental Centers in 1996, the fifteen acquired Dental Centers in 1997 and the eight internally developed Dental Centers. Staff salaries include the compensation paid to regional managers and administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers. As a percentage of net revenue, staff salaries increased 2.2% from 28.8% to 31.0% and 2.2% from 28.5% to 30.7% for the quarter and nine months, respectively. These increases were caused primarily by the increase in staffing due to the addition of regional management and internally developed and acquired Dental Centers which was somewhat offset by staff levels at the twelve comparable Dental Centers remaining constant, while net revenue increased. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Dental supplies and lab fees increased $499,678 from $297,797 to $797,475 and $1,215,517 from $741,904 to $1,957,421, for the quarter and nine months ended September 30, 1996 and 1997, respectively. These increases were caused primarily by the increase in patient visits and dental services provided at the twelve comparable Dental Centers, the sixteen acquired Dental Centers in 1996, the fifteen acquired Dental Centers in 1997 and the eight internally developed Dental Centers. As a percentage of net revenue, dental supplies and lab fees decreased .8% from 15.0% to 14.2% and increased .5% from 13.9% to 14.4% for the quarter and nine months, respectively. Lab supplies as a percent of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model which is designed with the goal of increasing productivity and efficiency.

         Other Dental Center expenses increased $753,572 from $473,669 to $1,227,241 and $1,608,923 from $1,254,509 to $2,863,432, for the quarter and nine months ended September 30, 1996 and 1997, respectively. These increases were caused primarily by the increase in advertising, rent and depreciation expense associated with the twelve comparable Dental Centers, sixteen acquired Dental Centers in 1996, fifteen acquired Dental Centers in 1997 and the eight internally developed Dental Centers. The advertising increase is caused by a more aggressive advertising program for the acquired Dental Centers. As a percentage of net revenue, other Dental Center expenses decreased 2.0% from 23.8% to 21.8% and 2.4% from 23.5% to 21.1% for the quarter and nine months, respectively. These decreases were caused by increased economies of scale associated with the increasing number of patient visits and market penetration.

GENERAL AND ADMINISTRATIVE EXPENSES

         For the quarter and nine months ended September 30, 1996 and 1997, general and administrative expenses increased $401,282 from $231,984 to $633,266 and $809,860 from $717,934 to $1,527,794, respectively. These increases were caused primarily by professional fees increasing due to the change from a private to a publicly-held company and corporate administrative salaries, rent and insurance costs due to the growth of the Company. As a percentage of net revenue, general and administrative expenses decreased .3% from 11.6% to 11.3% and 2.1% from 13.4% to 11.3% for the quarter and nine months, respectively, reflecting the continued economies of scale realized through the centralization of Dental Center management.

INTEREST INCOME (EXPENSE)

         The Company earned net interest income of $116,535 and $230,916 for the quarter and nine months ended September 30, 1997, respectively versus a net interest expense of $52,610 and $112,890 for the comparable periods in 1996. The increase in interest income and decrease in interest expense were caused primarily by an increase in interest earned on the Company's invested cash equivalents and the repayment of notes payable issued as part of the consideration for certain acquisitions.

INCOME TAXES

         For the quarter and nine months ended September 30, 1997 income taxes expense increased $521,296 and $1,138,380, respectively. These increases were attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of the public offering.

C.       LIQUIDITY AND CAPITAL RESOURCES

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 2,200,000 shares of Common Stock offered by the Company were approximately $15.1 million (after deducting underwriting discounts and commissions and offering expenses). On September 22, 1997, the Company completed its secondary public offering of Common Stock. The net proceeds to the Company from the sale of 1,900,000 shares of Common Stock offered by the Company were approximately $42.0 million (after deducting underwriting discounts and commissions and offering expenses). As of November 7, 1997, the Company used a portion of the net proceeds from the two offerings for the repayment of: (i) $4.6 million for notes payable utilized and issued as consideration for acquisitions by the Company prior to the initial public offering; (ii) $449,000 for equipment lease, note obligations and working capital; (iii) $2.1 million for acquisitions during the second quarter of 1997;
(iv) $231,000 for internally developed Dental Centers during the second quarter of 1997; (v) an aggregate of approximately $1.6 million for the acquisitions noted below; and (vi) $1.4 million for internally developed Dental Centers noted below. The Company has net proceeds of approximately $46.9 million remaining from the two offerings.

         The Company has a revolving credit facility with Barnett Bank of Florida ("Barnett") which provides an aggregate of $5.0 million for general working capital needs and expansion of Dental Centers. As of September 30, 1997, the Company had available the entire $5.0 million for borrowing. Additionally, the Company has a commitment from Barnett to expand the credit facility under substantially the same terms to $15.0 million.

         On July 11, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in New Smyrna Beach, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $585,000. The Company's portion of the purchase price is $440,750 of which $75,000 has been allocated to the tangible assets acquired and $365,750 has been allocated to the Services and Support Agreement.

         On August 7, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Punta Gorda, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $300,000. The Company's portion of the purchase price is $236,000 of which $80,000 has been allocated to the tangible assets acquired and $156,000 has been allocated to the Services and Support Agreement.

         On August 29, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Cape Coral, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $420,000. The Company's portion of the purchase price is approximately $320,000 of which $75,000 has been allocated to the tangible assets acquired and $245,000 has been allocated to the Services and Support Agreement.

         During the quarter ended September 30, 1997, the Company entered into non-cancelable lease agreements to open seven internally developed Dental Centers in Florida and Georgia, of which five are presently open, at an average cost of approximately $135,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the respective P.A.'s to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

         On October 1, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in North Fort Myers, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $610,000. The Company's portion of the purchase price is approximately $520,000 of which $75,000 has been allocated to the tangible assets acquired and $445,000 has been allocated to the Services and Support Agreement.

         On October 3, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Apollo Beach, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $252,000. The Company's portion of the purchase price is approximately $220,000 of which $70,000 has been allocated to the tangible assets acquired and $150,000 has been allocated to the Services and Support Agreement.

         On October 15, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Fort Myers, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $562,500. The Company's portion of the purchase price is approximately $477,500 of which $100,000 has been allocated to the tangible assets acquired and $377,500 has been allocated to the Services and Support Agreement.

         On October 15, 1997, the Company and the Florida P.A. entered into a purchase agreement with a dental practice in Brandon, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $60,000. The Company's portion of the purchase price is approximately $59,000 of which $20,000 has been allocated to the tangible assets acquired and $39,000 has been allocated to the Services and Support Agreement.

         During October 1997, the Company entered into non-cancelable lease agreements to open two internally developed Dental Centers at an estimated cost of approximately $400,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the Florida P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers and repayment of certain debts, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 1998. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash flow from operations, borrowings under the Barnett Agreement, other credit sources, and where desirable, funding from the sale of debt or equity securities.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words "expect", "believe", "goal", "plan", "intend", "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the successful expansion of the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers in accordance with the Company's growth strategy; (ii) the Company's liquidity and capital resources and (iii) the Company's financing opportunities and plans. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop Dental Centers; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business and in acquisitions; (vi) inability of the Company to successfully conduct its business in Georgia, a new market; (vii) any adverse impacts on the Company's margins due to costs associated with increased growth or increased managed care business having lower margins and (viii) the continued relationship with and success of the Company's professional association customers. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 2.           CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities during the Third Quarter

         During the quarter ended September 30, 1997, the Company issued non-negotiable promissory notes to sellers as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices as follows: On July 11, 1997, the Company issued a non-negotiable promissory note in the amount of $55,750 and $100,000 of the Company's Common Stock (approximately 5,797 shares) to James Davis, DDS; on August 7, 1997, the Company issued a non-negotiable promissory note in the amount of $86,000 to Damon & Greider, P.A. and on August 29, 1997, the Company issued a non-negotiable promissory note in the amount of $110,000 to CE McClaran, DMD. The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

(d)  Use of Proceeds

         Incorporated herein by reference to Part I, Item 2. "Management's Discussion and Analysis of Financial Condition and Results of Operations", Section C, "Liquidity and Capital Resources" of this Form 10-Q with respect to the Company's use of proceeds for its February and September 1997 public offerings.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Incorporated herein by reference to Part II, Item 4 of the Report on Form 10-Q filed for the quarter ended
June 30, 1997.


ITEM 6.           EXHIBITS AND REPORTS ON FORM 8-K

(a)   Exhibits.

         10.14 Services and Support Agreement dated September 29, 1997 between Coast Dental Services, Inc. and Coast Dental Southeast P.A.
         27 Financial Data Schedule for the quarter ended September 30, 1997 (for SEC use only).

(b)  Reports on Form 8-K.

         None.

                           COAST DENTAL SERVICES, INC.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on November 14, 1997.

                        COAST DENTAL SERVICES, INC.

                        By:  /s/ DR. TEREK DIASTI, DVM
                             ---------------------------
                                DR. TEREK DIASTI, DVM
                                Chief Executive Officer, Chairman of the Board Officer (Principal Executive Officer)

                        By:  /s/ JOSEPH R. SMITH
                             ---------------------------
                                 JOSEPH R. SMITH
                                 Chief Financial Officer
                                 (Principal Accounting Officer)