Form 10-K
period 1997-12-31
COAST DENTAL SERVICES INC
filed 1998-03-27
CIK 1018920

--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

--------------------------------------------------------------------------------

                                  FORM 10-K
     (Mark One)
         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1997

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ________ to _________

                         Commission File No. 000-21501

                          COAST DENTAL SERVICES, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                         59-3136131
       (State or other jurisdiction of                             (I.R.S. Employer
       incorporation or organization)                             Identification No.)

2502 ROCKY POINT DRIVE NORTH, SUITE 1000, TAMPA, FLORIDA               33607
         (Address of principal executive offices)                    (Zip Code)

                                 (813)288-1999
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

          Securities registered pursuant to section 12(g) of the Act:
                    COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X  No    .
                                               ---    ---

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 6, 1998, was approximately $125 million based upon the closing price of such shares on such date on the NASDAQ Stock Market's National Market. As of March 6, 1998, there were 7,622,401 shares of outstanding Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE
                      -----------------------------------

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's Annual Meeting of Shareholders, which will be filed on or before April 9, 1998, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                          COAST DENTAL SERVICES, INC.
                        1997 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS

PART I                                                                                         PAGE
                                                                                               ----
  Item 1.          Business   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3

  Item 2.          Properties   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       6

  Item 3.          Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . .       7

  Item 4.          Submission of Matters to a Vote of Security Holders  . . . . . . . . .       7

PART II
  Item 5.          Market of Registrant's Common Equity and Related Stockholder
                   Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       7

  Item 6.          Selected Financial Data  . . . . . . . . . . . . . . . . . . . . . . .       8

  Item 7.          Management's Discussion and Analysis of Financial Condition and
                   Results of Operations  . . . . . . . . . . . . . . . . . . . . . . . .       9

  Item 7A.         Quantitative and Qualitative Disclosures About Market Risk   . . . . .      14

  Item 8.          Financial Statements and Supplementary Data  . . . . . . . . . . . . .      15

  Item 9.          Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure   . . . . . . . . . . . . . . . . . . . . . .      29

PART III
  Item 10.         Directors and Executive Officers of the Registrant   . . . . . . . . .      29

  Item 11.         Executive Compensation   . . . . . . . . . . . . . . . . . . . . . . .      29

  Item 12.         Security Ownership of Certain Beneficial Owners and Management   . . .      29

  Item 13.         Certain Relationships and Related Transactions   . . . . . . . . . . .      29

PART IV
  Item 14.         Exhibits, Financial Statement Schedules and Reports on Form 8-K  . . .      29


                                  INTRODUCTION

         Unless the context otherwise requires, references in this document to "Coast Dental" or the "Company" refer to Coast Dental Services, Inc. and its predecessor; "Dental Centers" refer to dental offices managed or to be managed by the Company pursuant to a services and support agreement; "Coast Florida P.A." and "Coast Georgia, P.A." refer to the Florida and Georgia professional associations, respectively, which employs the dentists and hygienists providing dental services at the Dental Centers pursuant to a services and support agreement with the Company; "Coast P.A." refer collectively to the Coast Florida P.A. and Coast Dental Services of Georgia, P.C. and any professional association or corporation, with which the Company has entered, or may enter, into a services and support agreement ("Services and Support Agreement"); "internally developed Dental Centers" refer to Dental Centers which are initially opened, developed and managed by the Company pursuant to a Services and Support Agreement with a Coast P.A.; "acquired Dental Centers" refer to Dental Centers resulting from the acquisition of an existing dental facility by the Company, combined with the acquisition by a Coast P.A. of the existing dental practice located at that facility; "Coast Dentists: refers to the licensed dentists employed by a Coast P.A. who provide dental services at the Dental Centers; and "Coast Dental Network" refer collectively to the Dental Centers and the Coast Dentists.

                                    PART  I

ITEM 1.      BUSINESS

GENERAL

         Coast Dental Services, Inc. (the "Company") was incorporated in August 1992 as Sunshine Health Services, Inc., a Florida corporation, and changed its name to Coast Dental, Inc. in August 1994. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc., a Delaware corporation, for the purpose of reincorporating the Company in the State of Delaware and changing its corporate name. The Company obtains its revenue from Coast Florida P.A. and Coast Dental Services of Georgia, P.C. ("Coast Georgia P.A.") (collectively, the "Coast P.A."), for providing management services and support to the general dentistry practices at the Dental Centers.

         As of December 31, 1997, the Company provided management services to 58 Dental Centers located in central and northern Florida and Atlanta, Georgia. Of the 58 Dental Centers, 21 were internally developed and 37 were acquired by the Company. As of December 31, 1997, 70 Coast Dentists were employed by the Coast P.A., serving over 400,000 patients.

         The United States dental industry is highly fragmented, consisting of more than 110,000 dental practices with approximately 88% of these practices operated by dentists working alone or with one other dentist. According to the Health Care Financing Administration, expenditures for all dental services in the United States were an estimated $45.2 billion in 1995 and are expected to grow at a rate of 6.6% per year through the year 2000. Based upon a 1990 Survey by the American Dental Association ("ADA"), general dentistry was estimated to represent approximately 83% of all dental services performed in the United States. The Company believes several factors are driving the overall industry growth. First, as the "baby boom" generation ages, the demand for many higher priced dental maintenance products and procedures (such as crowns, bridges and dentures) will increase relative to the demand for other more routine, lower priced dental products and procedures (such as cleanings and fillings). Second, increasing attention to dental health and, in particular, to personal appearance has increased the demand for general dentistry services and cosmetic dental products and procedures (such as bonding and whitening). Finally, a greater percentage of the population is now covered by private or government funded dental health insurance thereby facilitating increased dental office visits and a greater utilization of general dentistry services.

         The Company's goal is to develop a leadership position in the management of general dentistry practices throughout Florida, Georgia and the southeastern United States. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support to the Dental Centers. Pursuant to the Services and Support Agreement, the Company receives a percentage of a Coast P.A.'s gross patient revenue, net of refunds and discounts. A uniform operating model (the "Coast Operating Model") developed by the Company is utilized at the Dental Centers to increase productivity and maintain the low cost delivery of quality general dentistry services. The key elements of the Coast Operating Model are: (i) affiliating with general dental providers that focus on the most common, high volume dental products and procedures which lend themselves to cost-effective delivery; (ii) centralizing management and administrative responsibilities, thus allowing the Dentists to concentrate on delivering high quality dental care; (iii) facilitating the training of the Dental Center staff, including Dentists and hygienists, in the most efficient techniques for managing the delivery of high volume, quality dental services; and (iv) assisting with the implementation of marketing programs designed to meet the needs of each Dental Center. The Company plans to expand the Coast Dental Network to maximize economies of scale in management and administration, material procurement and marketing, and to facilitate contracting with managed care companies. The Company plans to increase penetration in currently served regions and to expand into new contiguous markets in the southeastern United States through the addition of internally developed and acquired Dental Centers.

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

         The Company expects to continue to expand into new contiguous markets in the southeastern United States through the continued addition of internally developed and acquired Dental Centers. Of the 58 Dental Centers currently managed by the Company, 21 were internally developed and 37 were acquired by the Company. When the Company acquires an existing dental office, the Company acquires the assets to the extent permitted by law. Typically, the Company acquires the dental office lease as well as all dental and office equipment. The Coast P.A. acquires the patient lists and related assets, and typically enters into employment agreements with the acquired practice's dentists and hygienists to staff the Dental Center. When the Company internally develops Dental Centers, the Company provides the dental office location and the necessary equipment and support staff while the Coast P.A. provides dentists and dental hygienists. The patient lists are the property of the Coast P.A.

ACQUISITIONS AND DEVELOPMENTS

        The Company opened two internally developed Dental Centers both in 1992 and 1993, four in 1994, three in 1995, one in 1996 and nine in 1997 in Florida and Georgia. During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in central and northern Florida. The combined purchase price for these acquired Dental Centers was $5.3 million, consisting of $1.2 million in cash and $4.1 million in promissory notes. During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in central and northern Florida. The combined purchase price for these acquired Dental Centers was $7.1 million, consisting of $4.6 million in cash, $2.2 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares).

SERVICES AND OPERATIONS

         The Company is primarily responsible for the management and administrative functions of its Dental Centers, but does not provide dental care. The Company provides financial, accounting, billing, training, marketing assistance and collection services for a Coast P.A. and employs the Dental Center's management and administrative personnel. A Coast P.A. maintains full control over the dental practices of the Coast Dentists, employs the Coast Dentists and their hygienists and set standards of care in order to promote the provision of quality dental care. A Coast P.A. is also responsible for compliance with state and local regulations of the practice of dentistry and with license or certification requirements. Each Coast Dentist is responsible for acquiring and maintaining professional liability insurance.

         The Company has entered into a Services and Support Agreement with the Coast Florida P.A. and the Coast Georgia P.A. pursuant to which the Company is the exclusive business manager, to the extent allowable by law, of the Dental Centers. As Dental Centers are acquired or internally developed by the Company and the Coast P.A., the Dental Centers are generally expected to be governed by the existing Services and Support Agreement, subject to possible future modifications or amendments. The compensation paid to the Company under its existing Services and Support Agreement is 76% and 74% of the gross revenue, net of refunds and discounts, of the Coast Florida P.A. and the Coast Georgia P.A., respectively.

         As compensation for its management services under the current Services and Support Agreement, the Coast P.A. pays the Company a monthly services and support fee ranging from 76% to 74%, of the gross revenue, net of refunds and discounts, of the Dental Center. Effective June 1997, the Company has agreed to pay the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center opened as inducement to the Coast P.A. to extend the Services and Support Agreement as each internally developed Dental Center is opened. Dental Center expenses paid by the Company from the services and support fee include all operating and non-operating expenses incurred at the Dental Center except for the salaries and benefits of the Coast Dentists and dental hygienists, federal and state income taxes, bad debt and any other expenses designated as an expense of the Coast P.A. The Coast P.A. is owned and managed by Dr. Adam Diasti, a major shareholder, director and executive officer of the Company. See Item 10. "Directors and Executive Officers of the Registrant." Future modifications, amendments or revisions to the Services and Support Agreement will be approved in advance by the Audit Committee of the Company's Board of

Directors, a majority of which consist of the independent outside directors of the Company.

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

GOVERNMENTAL AND STATE REGULATIONS

         The Company's operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of its business and business corporations in general. The Company believes that it exercises care in an effort to structure its practices and arrangements with dental practices to comply with relevant federal and state law and believes that such arrangements and practices comply in all material respects with all applicable statutes and regulations. The health care industry and dental practices are highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

         The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute
the practice of dentistry.   Florida Law specifically prohibits non-
professional corporations from employing dentists and dental hygienists, exercising control over patient records and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. Under Georgia law, dentists may be employed by corporations only if the entity is organized as a professional corporation or association whose shareholders or members licensed dentists. Georgia dentists must maintain patient records that document the course of treatment and may not waive co-payment or bill a third party for more than the usual fee. The Company does not employ dentists or dental hygienists and does not exercise control over any prohibited areas. While Dr. Adam Diasti, a sole shareholder of Coast P.A., is also a major shareholder, director and officer of the Company, he acts independently when making decisions in these areas on behalf of the Coast P.A. and the Company has no control over his decisions in these areas.

         Some states, including Florida and Georgia, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services. Florida law specifically requires that dentists or their professional corporations maintain complete care, custody and control of all equipment and materials used in the practice of dentistry. The Services and Support Agreement between the Company and the Coast Florida P.A. expressly provides that the Company shall not exercise control over any matters that would violate the requirements of the applicable state law.

         Many states also prohibit "fee-splitting" by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice's revenues. The Florida fee-splitting law prohibits paying or receiving any commission, bonus, kickback or rebate, or engaging in any split-fee arrangement in any form with a dentist for patient referrals to dentists or other providers of health care goods and services. According to Florida court of appeals decision interpreting this law, it does not prohibit a management fee that is based on a percentage of gross income of a professional practice if the manager does not refer patients to the practice. Regulatory boards can come to different conclusions than those reached by a judicial body in analyzing laws. For example, the Florida Board of Medicine has recently made a preliminary determination in applying the Florida fee-splitting law, that under certain circumstances, a management fee based upon a percentage of revenue will be found by them to be illegal. The Florida Board of Medicine, however, does not have jurisdiction over dentistry.

         Many states, including Florida, prohibit dentists from using advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a non-dentist is engaged in the practice of dentistry. The Services and Support Agreement provides that all advertising shall conform to these requirements. Florida law also requires all advertising to identify the Florida dentist who assumes total responsibility for the advertisement and may not include the name of a person who is not either actually involved in the practice of dentistry at the advertised location or an owner of the practice being advertised. Georgia Law requires that advertising must contain the name of at least one dentist practicing at the location unless the Georgia Board of Dentistry has approved the use of a trade name. All of the advertisements include the name of Dr. Adam Diasti who owns the dental practices through the Coast P.A.

         These laws have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. The Company's agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that review of the Company's business arrangements or the operation of the Dental Centers will not result in determinations that adversely affect the Company's operations or that the long-term Services and Support Agreement or certain of its provisions will not be held invalid and unenforceable.

         In addition, these laws and their interpretation vary from state to state. The laws and regulations of certain states into which the Company seeks to expand may require the Company to change the form of relationships entered into with dentists in a manner that restricts the Company's operations in those states.

         The Company believes that health care regulations will continue to change, and as a result, regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time, if necessary, as the business and regulatory environment change. However, there can be no assurance that any such changes will not adversely affect the ability of the Company to operate as it currently does or to remain profitable in doing so.

 COMPETITION

         The Company is aware of several other companies which are actively engaged in the consolidation of existing dental practices and providing management services to dental practices, some of which may have longer operating histories than the Company. The Company assumes that additional companies with similar objectives may enter the Company's markets and compete with the Company. The primary basis of competition between dental PPMs are the extent of the dental care network, management expertise and experience, sophistication of management information systems, the elements of its operating system, the availability of managed care business, opportunity for career enhancement agreements, degrees of control required by the merger and the size of operations.

         The business of providing dental services is highly competitive in each of the markets in which the Dental Centers operate. The primary basis of competition within the dental services industry are price of services, marketing exposure, convenience of location and traffic flow of location, hours of operation, reputation, managed care contracts, quality of care and appearance and usefulness of facility and equipment. Coast Dentists compete with other dentists who maintain group practices or operate in multiple offices. Many of those dentists have more established practices in their markets.

SEASONALITY

         The Company has traditionally experienced its highest volume of patient visits during the first and last quarters of the year and its lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Seasonality for the period since January 1, 1995 has been mitigated by the increase in monthly capitation revenue from managed care contracts to the Coast P.A., which represented 9.4% and 14.2% of total revenue to the Coast P.A. for the year ended December 31,1996 and 1997, respectively.

SERVICE MARKS

         The Company believes its service marks are important to the Company. The Company has registered the service marks "Coast Dental" and the Company logo with the United States Patent and Trademarks Office.

EMPLOYEES

         As of March 6, 1998, the Company had approximately 455 full-time and part-time employees, of which approximately 40 were employed at the Company's headquarters and 415 employed at the Dental Centers. None of the Company's employees are employed under a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.      PROPERTIES.

         The Company presently leases an average of 2,100 square feet of office space for each of the Dental Centers. The typical lease for office space is for a term of approximately five years and generally provides for renewal options for additional years. The average rental payments for a leased Dental Center are approximately $2,560 per month. The Company plans to continue to lease rather than purchase space for the Dental Centers to preserve the Company's available capital.

         The Company leases 10,000 square feet of office space in Tampa, Florida for its corporate headquarters. This lease is for a term of five years.

         The Company anticipates no future problems in renewing or obtaining suitable leases for its principal properties. The Company believes that its principal leased properties are adequate for the purposes for which they are used and are suitably maintained for such purposes. The Company will enter into new leases as it expands.

CURRENT LOCATIONS                                                                    NUMBER OF LOCATIONS
------------------                                                                   -------------------
         Tampa, Florida . . . . . . . . . . . . . . . . . . . . . . . . . . . .                9
         St. Petersburg/Clearwater Florida  . . . . . . . . . . . . . . . . . .               14
         Orlando, Florida . . . . . . . . . . . . . . . . . . . . . . . . . . .               11
         Daytona, Florida . . . . . . . . . . . . . . . . . . . . . . . . . . .               11
         Gainesville, Florida . . . . . . . . . . . . . . . . . . . . . . . . .                3
         Sarasota/Ft. Myers, Florida  . . . . . . . . . . . . . . . . . . . . .                6
         Atlanta, Georgia . . . . . . . . . . . . . . . . . . . . . . . . . . .                4

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

         None.
                                    PART II

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
             MATTERS.

MARKET INFORMATION

         The Common Stock of the Company is quoted on the National Association of Securities Dealers Automated Quotation System ("Nasdaq"). The Common Stock of the Company has been trading publicly under the symbol CDEN on the Nasdaq since the Company's initial public offering on February 11, 1997. The following table sets forth the high and low closing sale price of the Company's Common Stock as reported by Nasdaq for the periods indicated:

             YEAR                                                              HIGH          LOW
             ----                                                              ----          ---
             1997
               First Quarter (beginning February 11, 1997)  . . . . . .      $14.750       $ 8.000
               Second Quarter . . . . . . . . . . . . . . . . . . . . .       16.875        12.000
               Third Quarter  . . . . . . . . . . . . . . . . . . . . .       30.000        14.000
               Fourth Quarter . . . . . . . . . . . . . . . . . . . . .       31.750        20.500

         The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

         The closing bid price per share as of March 6, 1998 was $25.375 and there were approximately 68 shareholders of record as of that date. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

         The Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings for the operation and expansion of its business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future. In addition, the Company's existing bank credit facility restricts the Company's ability to declare or pay cash dividends on its Common Stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

SALES OF UNREGISTERED SECURITIES

         In October, November and December 1996 and January 1997, the Company granted options to purchase approximately 196,000 shares of Common Stock under the Plans to certain employees, executive officers and affiliated professionals. These transactions are exempt from the registration requirements of the Securities Act pursuant to Rule 701. On July 11, 1997, the Company issued $100,000 of the Company's Common Stock (approximately 5,797 shares) as consideration for an acquisition of a dental practice.

         During 1997, the Company had issued non-negotiable promissory notes in aggregate sum of $995,750 to 11 sellers as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices.

         The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data with respect to the Company's statements of operation's for the years ended December 31, 1993, 1994, 1995, 1996 and 1997 and the balance sheet data as of December 31, 1993, 1994, 1995, 1996 and 1997 are derived from the Financial Statements of the Company which have been audited by Deloitte & Touche LLP, independent accountants. The following data should be read in conjunction with the Financial Statements of the Company and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                           DECEMBER 31,
                                                    --------------------------------------------------------
                                                    1993         1994         1995        1996          1997
                                                    ----         ----         ----        ----          ----
                                                          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF OPERATIONS DATA FOR THE YEAR:
Net revenue . . . . . . . . . . . . . . . . . .    $1,194       $1,868       $3,325      $8,128       $20,035
Net income (loss) . . . . . . . . . . . . . . .         6         (182)         225       1,403         3,409
Pro forma net income (loss)(1)  . . . . . . . .         4         (109)         135         856         3,267

Basic earnings per common share(2)  . . . . . .                                                       $   .57
Diluted earnings per common share(2)  . . . . .                                                           .56
Pro forma basic earnings per share(2) . . . . .                                                           .55
Pro forma diluted earnings per common
  share(2)  . . . . . . . . . . . . . . . . . .                                                           .54
Weighted average shares outstanding:
  Basic(2)  . . . . . . . . . . . . . . . . . .                                                         5,935
  Diluted(2)  . . . . . . . . . . . . . . . . .                                                         6,051


BALANCE SHEET DATA AT YEAR END:
Total assets  . . . . . . . . . . . . . . . . .    $  583       $  914       $1,198      $ 7,969      $64,819
Long-term debt, including current maturities  .       210          385          608        4,649        1,495

(1) Pro forma adjusted to reflect a 39% income tax rate as if the Company were taxed as a C Corporation during the periods presented.
(2) The Company's initial public offering of stock was on February 11, 1997, accordingly, earnings per share and average share data are only provided for the year ended December 31, 1997.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  A.  OVERVIEW

        The Company opened its first Dental Center in May 1992 and since then, has added 20 internally developed and 37 acquired Dental Centers. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support at the Dental Centers, located in central and northern Florida and Georgia. As of December 31, 1997, 70 Coast Dentists were employed by the Coast P.A., serving over 400,000 patients. The Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers.

        Pursuant to the Services and Support Agreement with a Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. Prior to October 1, 1996, the services and support fee paid to the Company by Coast Florida P.A. averaged 78.5% of the Dental Centers' gross revenue. Since October 1, 1996, the services and support fees paid to the Company by the Coast P.A. has ranged from 76.0% of the Dental Centers' gross revenue, net of refunds and discounts to 74.0%. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time due to changes in anticipated financial results of the contracting parties. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by a Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists, federal and state income taxes, bad debts and other expenses designated as an expense of a Coast P.A. Effective June 1, 1997, the Company agreed to pay a Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center it commits to open, in consideration for a Coast P.A.'s agreement to expand the Services and Support Agreement to include the new internally developed Dental Centers.

        The Company opened three internally developed Dental Centers in 1995, one in 1996 and nine in 1997 in Florida and Georgia. The average cost to the Company of an internally developed Dental Center has been approximately $200,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers. At internally developed Dental Centers, profitability to the Company has been attained in an average of three to four months from opening. The Company's growth strategy will continue to include acquisitions in select areas, however, the percentage of internally developed Dental Centers, as a percentage of all Dental Centers, is expected to increase in 1998. While this strategy is expected to result in slightly lower targeted revenue in the short run, the Company does not expect that the same would adversely impact its targeted per share income. Management believes that this strategy is an effective use of its working capital and provides for low cost expansion.

        During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in central and northern Florida. The combined purchase price for these acquired Dental Centers was $5.3 million, consisting of $1.2 million in cash and $4.1 million in promissory notes. On a pro forma basis, had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $3.8 million for 1996.

        During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in central and northern Florida. The combined purchase price for these acquired Dental Centers was $7.1 million, consisting of $4.6 million in cash, $2.2 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). On a pro forma basis, had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $3.8 million for 1997.

        The Coast P.A. derives the majority of its revenue from a combination of sources, including fees paid by private patients, indemnity insurance reimbursements and capitation payments from managed care companies.

        The following table outlines the payor mix for the Coast P.A.'s revenue for the periods presented:

                                                                             Years Ended December 31,
                                                                    ----------------------------------------
                                                                      1995             1996             1997
                                                                    ----------------------------------------
         Self-pay . . . . . . . . . . . . . . . . . . . . . .         65%              55%              36%
         HMOs . . . . . . . . . . . . . . . . . . . . . . . .         22               26               43
         Private insurers . . . . . . . . . . . . . . . . . .         12               17               19
         Medicaid . . . . . . . . . . . . . . . . . . . . . .          1                2                2
                                                                     ---              ---              ---
           Total  . . . . . . . . . . . . . . . . . . . . . .        100%             100%             100%
                                                                     ===              ===              ===

B.  RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreement), certain items in the Company's statements of operations for the years indicated. The performance of the Company during these years are not indicative of future financial results or conditions.

                                                                             Years Ended December 31,
                                                                    ------------------------------------------
                                                                      1995            1996             1997
                                                                    ------------------------------------------
Net revenue . . . . . . . . . . . . . . . . . . . . . . .           100.0%           100.0%           100.0%
Dental Center expenses:
  Staff salaries  . . . . . . . . . . . . . . . . . . . .            26.0             28.6             31.1
  Dental supplies and lab fees  . . . . . . . . . . . . .            16.7             14.8             14.2
  Advertising . . . . . . . . . . . . . . . . . . . . . .            10.6              8.3              5.9
  Rent  . . . . . . . . . . . . . . . . . . . . . . . . .             8.9             10.0             10.6
  Depreciation  . . . . . . . . . . . . . . . . . . . . .             4.1              2.5              2.7
  Other . . . . . . . . . . . . . . . . . . . . . . . . .             4.5              2.9              2.2
                                                                    -----            -----            -----
    Total Dental Center expenses  . . . . . . . . . . . .            70.8             67.1             66.7
                                                                    -----            -----            -----
    Gross profit  . . . . . . . . . . . . . . . . . . . .            29.2             32.9             33.3
General and administrative  . . . . . . . . . . . . . . .            21.0             13.4             11.2
                                                                    -----            -----            -----
    Operating profit  . . . . . . . . . . . . . . . . . .             8.2             19.5             22.1
Interest income (expense) . . . . . . . . . . . . . . . .            (1.5)            (2.3)             3.5
                                                                    -----            -----            -----
Income before income tax expense  . . . . . . . . . . . .             6.7             17.2             25.6
Income tax expense  . . . . . . . . . . . . . . . . . . .              --               --              8.6
                                                                    -----            -----            -----
Net income  . . . . . . . . . . . . . . . . . . . . . . .             6.7             17.2             17.0
                                                                    =====            =====            =====

Pro forma income tax expense  . . . . . . . . . . . . . .             2.7              6.7              0.7
                                                                    -----            -----            -----
Pro forma net income  . . . . . . . . . . . . . . . . . .             4.0%            10.5%            16.3%
                                                                    =====            =====            =====


YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Revenue. Net revenue increased 146.5% from $8.1 million for the year ended December 31, 1996 to $20.0 million for the year ended December 31, 1997. This increase was caused by a 24.8% increase in net revenue attributable to the 12 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), which accounted for $1.0 million of the increase; the 17 acquired Dental Centers added in 1996, which accounted for $3.4 million of the net revenue increase; the 20 acquired Dental Centers added in 1997, which accounted for $3.2 million of the increase and the nine internally developed Dental Centers opened in 1997, which accounted for $.5 million of the increase. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 129.5% from 100,949 for the year ended December 31, 1996 to 231,681 for the year ended December 31, 1997. This increase was caused by an increase of 14,968 patient visits at the 12 comparable Dental Centers, an increase of 58,858 patient visits at the 17 acquired Dental Centers in 1996, and increase of 49,611 patient visits at the 20 acquired Dental Centers in 1997 and an increase of 7,295 patient visits at the nine internally developed Dental Centers in 1997.

         Staff Salaries.   Staff salaries increased 168.0% from $2.3 million
for the year ended December 31, 1996 to

$6.2 million for the year ended December 31, 1997. This increase in staff salaries was caused by an increase in salaries of $.6 million for the 12 comparable Dental Centers, an increase of $1.6 million at the 17 acquired Dental Centers in 1996, an increase of $1.4 million at the 20 acquired Dental Centers in 1997 and an increase of $.3 million for the nine internally developed Dental Centers. Staff salaries include the compensation paid to the administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers. As a percentage of net revenue, staff salaries increased from 28.6% for the year ended December 31, 1996 to 31.1% for the year ended December 31, 1997. The increase was caused primarily by the increase in staffing due to the addition of internally developed and acquired Dental Centers which was somewhat offset by staff levels at the 12 comparable Dental Centers remaining relatively constant, while net revenue increased. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Dental Supplies and Lab Fees.    Dental supplies and lab fees
increased 136.4% from $1.2 million for the year ended December 31, 1996 to $2.8 million for the year ended December 31, 1997. This increase was caused by the increase in patient visits and dental services provided at the 58 Dental Centers. As a percentage of net revenue, dental supplies and lab fees decreased from 14.8% for the year ended December 31, 1996 to 14.2% for the year ended December 31, 1997. This decrease was caused primarily by the expansion into new markets and the changing demographics have caused crowns and dentures as a percentage of total product mix to decrease. Crowns and dentures result in lab fees not incurred with other dental products and procedures.

         Advertising.    Advertising expense increased 76.6% from $.7 million
for the year ended December 31, 1996 to $1.2 million for the year ended December 31, 1997. This increase was caused primarily by implementation of a more aggressive advertising program during 1997. As a percentage of net revenue, advertising expense decreased from 8.3% for the year ended December 31, 1996 to 5.9% for the year ended December 31, 1997. This decrease was caused primarily by an increase in market penetration by comparable Dental Centers while advertising expenses remained relatively constant for those Centers.

         Rent.    Rent expense increased 160.3% from $.8 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997. This increase was caused primarily by the addition of the nine internally developed Dental Centers and the 37 acquired Dental Centers. As a percentage of net revenue, rent expense increased from 10.0% for the year ended December 31, 1996 to 10.6% for the year ended December 31, 1997. This increase was caused primarily by higher rent expense associated with the 37 acquired Dental Centers.

         Depreciation.     Depreciation expense at the Dental Centers increased
167.9% from $.2 million for the year ended December 31, 1996 to $.5 million for the year ended December 31, 1997. The increase was primarily associated with the addition of the nine internally developed Dental Centers and the 37 acquired Dental Centers. As a percentage of net revenue, depreciation expense increased from 2.5% for the year ended December 31, 1996 to 2.7% for the year ended December 31, 1997.

         Other Expenses.   Other expenses increased 85.0% from $.2 million for
the year ended December 31, 1996 to $.4 million for the year ended December 31, 1997. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs. As a percentage of net revenue, other expenses decreased from 2.9% for the year ended December 31, 1996 to 2.2% for the year ended December 31, 1997. This decrease was caused primarily by increased economies of scale associated with the increasing number of patient visits.

         General and Administrative Expenses.   General and administrative
expenses, including corporate depreciation and amortization, increased 107.0% from $1.1 million for the year ended December 31, 1996 to $2.3 million for the year ended December 31, 1997. This increase was caused primarily by professional fees increasing due to the change from a private to a publicly-held company and corporate administrative salaries, rent and insurance costs due to the growth of the Company. As a percentage of net revenue, general and administrative expenses decreased from 13.4% for the year ended December 31, 1996 to 11.2% for the year ended December 31, 1997. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Income Taxes.     Income taxes increased $1.7 million.  This increase
was attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and, therefore, income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of its public offering. See Item 8. Financial Statements and Supplementary Data, Notes to the Financial Statements, Note 7.

YEAR ENDED DECEMBER 31, 1996 COMPARED TO YEAR ENDED DECEMBER 31, 1995

         Net Revenue.   Net revenue increased 144.5% from $3.3 million for the
year ended December 31, 1995 to $8.1 million for the year ended December 31, 1996. This increase was caused primarily by a 38.7% increase in net revenue attributable to the eight comparable Dental Centers (Dental Centers that were open throughout the periods being compared), which accounted for $1.1 million of the net revenue increase; the three internally developed Dental Centers opened in 1995, which accounted for $1.0 million of the increase; and the 17 acquired Dental Centers added in 1996, which accounted for $2.7 million of the increase. Capitation payments received from 11 managed care contracts during the year ended December 31, 1996 accounted for $1.0 million of this increase. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 140.3% from 42,005 for the year ended December 31, 1995 to 100,949 for the year ended December 31, 1996. This increase was caused primarily by an increase of 13,457 patient visits at the eight comparable Dental Centers, an increase of 13,291 patient visits at the three internally developed Dental Centers and 32,085 patient visits at the 17 acquired Dental Centers.

         Staff Salaries.   Staff salaries increased 169.3% from $.9 million for
the year ended December 31, 1995 to $2.3 million for the year ended December 31, 1996. This increase in staff salaries was caused primarily by an increase in salaries of $.3 million for the eight comparable Dental Centers, $.3 million increase for the three internally developed Dental Centers and $.9 million for the 17 acquired Dental Centers. Staff salaries include the compensation paid to the administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers. As a percentage of net revenue, staff salaries increased from 26.0% for the year ended December 31, 1995 to 28.6% for the year ended December 31, 1996.
The increase was caused primarily by the increase in staffing due to the addition of internally developed and acquired Dental Centers which was somewhat offset by staff levels at the eight comparable Dental Centers remaining relatively constant, while net revenue increased. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Dental Supplies and Lab Fees.    Dental supplies and lab fees
increased 116.1% from $.6 million for the year ended December 31, 1995 to $1.2 million for the year ended December 31, 1996. This increase was caused primarily by the increase in patient visits and dental services provided at the eight comparable Dental Centers and the three internally developed and the 17 acquired Dental Centers. As a percentage of net revenue, dental supplies and lab fees decreased from 16.7% for the year ended December 31, 1995 to 14.8% for the year ended December 31, 1996. This decrease was caused primarily by the Company changing suppliers in October 1995 and negotiating a more favorable supply agreement. In addition, as the Coast Dental Network expands into new markets, changing demographics have caused crowns and dentures as a percentage of total product mix to decrease. Crowns and dentures result in lab fees not incurred with other dental products and procedures.

         Advertising.     Advertising expense increased 92.5% from $.4 million
for the year ended December 31, 1995 to $.7 million for the year ended December 31, 1996. This increase was caused primarily by implementation of a more aggressive advertising program for the 17 acquired Dental Centers. As a percentage of net revenue, advertising expense decreased from 10.6% for the year ended December 31, 1995 to 8.3% for the year ended December 31, 1996.
This decrease was caused primarily by an increase in market penetration by comparable Dental Centers while advertising expenses remained relatively constant for those Centers.

         Rent.     Rent expense increased 174.1% from $.3 million for the year ended December 31, 1995 to $.8 million for the year ended December 31, 1996. This increase was caused primarily by the addition of the three internally developed Dental Centers and the 17 acquired Dental Centers. As a percentage of net revenue, rent expense increased from 8.9% for the year ended December 31, 1995 to 10.0% for the year ended December 31, 1996. This increase was caused primarily by higher rent expense associated with the 17 acquired Dental Centers.

         Depreciation.     Depreciation expense increased 57.6% from $.1
million for the year ended December 31, 1995 to $.2 million for the year ended December 31, 1996. As a percentage of net revenue, depreciation expense decreased from 4.1% for the year ended December 31, 1995 to 2.5% for the year ended December 31, 1996.

         Other Expenses.     Other expenses increased 52.7% from $.1 million for
the year ended December 31, 1995 to $.2 million for the year ended December 31, 1996. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs, which accounted for $85,000 of the increase, and depreciation expense, associated with the addition of the eighteen Dental Centers, which accounted for $66,000 the increase. As a percentage of net revenue, other expenses decreased from 8.6% for the year ended December 31, 1995 to 5.4% for the year ended December 31, 1996. This decrease was caused primarily by increased economies of scale associated with the increasing number of patient visits.

         General and Administrative Expenses.   General and administrative
expenses increased 39.3% from $.7 million for the year ended December 31, 1995 to $1.1 million for the year ended December 31, 1996. This increase was caused primarily by corporate administrative salaries increasing, which accounted for $.3 million of the increase, and a decrease in other general and administrative expenses of $65,000. As a percentage of net revenue, general and administrative expenses decreased from 20.5% for the year ended December 31, 1995 to 11.7% for the year ended December 31, 1996. This decrease was caused primarily by economies of scale realized through the centralization of Dental Center management. General and administrative expenses primarily consist of expenses incurred at the corporate office.

C.  LIQUIDITY AND CAPITAL RESOURCES

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 2,200,000 shares of Common Stock offered by the Company were approximately $15.1 million (after deducting underwriting discounts and commissions and offering expenses). On September 22, 1997, the Company completed its secondary public offering of Common Stock. The net proceeds to the Company from the sale of 1,900,000 shares of Common Stock offered by the Company were approximately $41.9 million (after deducting underwriting discounts and commissions and offering expenses). As of March 6, 1998, the Company used a portion of the net proceeds from the two offerings for the repayment of: (i) $3.9 million for notes payable utilized and issued as consideration for acquisitions by the Company prior to the initial public offering; (ii) $449,000 for equipment lease and working capital; (iii) $4.6 million for acquisitions during the year ended December 31, 1997; and (iv) $1.3 million for internally developed Dental Centers during the year ended December 31, 1997. As of December 31, 1997, the Company had net proceeds of approximately $46.8 million remaining from the two offerings.

         The Company has a revolving credit facility with Barnett Bank of Florida ("Barnett") which provides an aggregate of $15.0 million for general working capital needs and expansion of Dental Centers. As of March 6, 1998, the Company had available the entire $15.0 million for borrowing.

         During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in Florida. The combined purchase price for these acquired Dental Centers was $5.3 million, consisting of $1.2 million in cash and $4.1 million in promissory notes. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company during 1996 would have been $3.8 million for the period.

         During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in Florida. The combined purchase price for these acquired Dental Centers was $7.1 million, consisting of $4.6 million in cash, $2.2 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $3.8 million for 1997.

         The Company added one internally developed Dental Center in 1996 and nine in 1997 in Florida and Georgia at an average cost of approximately $200,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

         The cost of an acquired Dental Center is typically based upon in part a negotiated percentage of the Dental Center's historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. The Company plans to finance the addition of internally developed and acquired Dental Centers for the foreseeable future through a combination of bank financing, seller financing, issuance of Common Stock, cash flow from operations and net proceeds from the initial and secondary public offerings of the Company's Common Stock.

         On March 6, 1998, the Company announced that it had reached an agreement with Mid Coast Dental Services, Inc., a Virginia corporation ("MCDS") to provide financing for the development of Dental Centers in Virginia. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement is to be based on an agreed upon formula which is expected to approximate the fair value of MCDS.

         The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in future costs could have a significant impact on the Company. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as "00". This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company has implemented a plan of action which it believes will make its computer systems Year 2000 compliant. The Company believes that the expense associated with these actions is immaterial in respect to the Company's financial condition.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers and repayment of certain debts, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 1999. Thereafter, it is anticipated by the Company that through at least such time future acquisitions and expansion will be funded primarily with cash on hand, cash flow from operations and borrowings under the revolving line of credit. Thereafter, or in the event the Company expands at a more rapid rate, the Company would finance growth through other credit sources, and where desirable, funding from the sale of debt or equity securities.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.


              SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words "expect", "believe", "goal", "plan", "intend", "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the successful expansion of the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers in accordance with the Company's growth strategy; (ii) the Company's liquidity and capital resources; (iii) the Company's financing opportunities and plans and (iv) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop Dental Centers; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business and in acquisitions; (vi) any inability of the Company to successfully conduct its business in new markets; (vii) any adverse impacts on the Company's margins due to an expected increase of internally developed Dental Centers, or to costs associated with increased growth or increased managed care business having lower margins (viii) the continued relationship with and success of the Company's professional association customers and their continued ability to grow in conjunction with the Company's growth; (ix) any inability of the Company to meet or exceed analysts expectations in any future period and (x) any decrease in overall average Dental Center revenue of the Company resulting from increased internally developed Dental Centers. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COAST DENTAL SERVICES, INC.
                         INDEX TO FINANCIAL STATEMENTS

                                                                                                                       PAGE
                                                                                                                       ----
         Independent Auditors' Report . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  16

         Balance Sheets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  17

         Statements of Operations . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  18

         Statements of Stockholders' Equity (Deficit) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  19

         Statements of Cash Flows . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  20

         Notes to Financial Statements  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  21


                          INDEPENDENT AUDITORS' REPORT

Coast Dental Services, Inc.
Board of Directors

         We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the "Company") as of December 31, 1997 and 1996, and the related statements of operations, stockholders' equity (deficiency) and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, such financial statements present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 1997 and 1996 and the results of operations and its cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.



Deloitte & Touche LLP
Tampa, Florida

February 9, 1998
(March 6, 1998 as to Note 12)

                          COAST DENTAL SERVICES, INC.
                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------
                                                                                      December 31,
                                                                          ----------------------------------
                                                                              1996                    1997
------------------------------------------------------------------------------------------------------------
                                                          ASSETS

Current assets:
  Cash and cash equivalents . . . . . . . . . . . . . . . . . . .         $   540,790            $46,343,591
  Management fee receivable from Coast P.A. . . . . . . . . . . .             818,370              2,418,689
  Notes receivable Manrique and Coast P.A.  . . . . . . . . . . .             354,568                     --
  Supplies, inventory and small tools . . . . . . . . . . . . . .             106,500                799,869
  Prepaid expenses and other assets . . . . . . . . . . . . . . .              26,560                268,253
                                                                          -----------            -----------
    Total current assets  . . . . . . . . . . . . . . . . . . . .           1,846,788             49,830,402
Property and equipment, net . . . . . . . . . . . . . . . . . . .           1,802,285              6,047,993
Notes receivable from stockholders  . . . . . . . . . . . . . . .             177,898                     --
Non-compete agreement, net of amortization of $82,778
  and $208,763, respectively  . . . . . . . . . . . . . . . . . .           1,028,622                949,393
Dental services agreement, net of amortization of $18,363
  and $228,140, respectively  . . . . . . . . . . . . . . . . . .           2,117,742              7,744,098
Capitalized offering costs  . . . . . . . . . . . . . . . . . . .             938,481                     --
Other assets  . . . . . . . . . . . . . . . . . . . . . . . . . .              57,410                246,989
                                                                          -----------            -----------
    Total assets  . . . . . . . . . . . . . . . . . . . . . . . .         $ 7,969,226            $64,818,875
                                                                          ===========            ===========

                                           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable  . . . . . . . . . . . . . . . . . . . . . . .         $   664,050            $ 1,053,310
  Accrued offering costs  . . . . . . . . . . . . . . . . . . . .             787,981                     --
  Other accrued expenses  . . . . . . . . . . . . . . . . . . . .             403,747                699,778
  Current maturities of  debt . . . . . . . . . . . . . . . . . .             807,001                454,330
                                                                          -----------            -----------
    Total current liabilities . . . . . . . . . . . . . . . . . .           2,662,779              2,207,418
Long-term debt, excluding current maturities  . . . . . . . . . .           3,842,296              1,040,623
Deferred tax liability  . . . . . . . . . . . . . . . . . . . . .                  --                176,742
                                                                          -----------            -----------
    Total liabilities . . . . . . . . . . . . . . . . . . . . . .           6,505,075              3,424,783
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued . . . . . . . . . . . . . . . . . . . . . . . . .                  --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    3,500,000 and 7,613,354, shares issued and outstanding,
    respectively  . . . . . . . . . . . . . . . . . . . . . . . .               3,500                  7,613
  Additional paid-in capital  . . . . . . . . . . . . . . . . . .              25,174             58,322,926
  Retained earnings . . . . . . . . . . . . . . . . . . . . . . .           1,435,477              3,065,953
                                                                          -----------            -----------
                                                                            1,464,151             61,396,492
    Less:  treasury stock . . . . . . . . . . . . . . . . . . . .                  --                  2,400
                                                                          -----------            -----------
    Total stockholders' equity  . . . . . . . . . . . . . . . . .           1,464,151             61,394,092
                                                                          -----------            -----------
    Total liabilities and stockholders' equity  . . . . . . . . .         $ 7,969,226            $64,818,875
                                                                          ===========            ===========

                      See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                            STATEMENTS OF OPERATIONS

---------------------------------------------------------------------------------------------------------
                                                                  YEARS ENDED  DECEMBER 31,
                                                   ------------------------------------------------------
                                                      1995                 1996                   1997
---------------------------------------------------------------------------------------------------------
Net revenue . . . . . . . . . . . . . . . . .      $3,324,668           $8,128,148            $20,034,536
Dental Center expenses:
  Staff salaries  . . . . . . . . . . . . . .         863,142            2,324,496              6,228,923
  Dental supplies and lab fees  . . . . . . .         556,574            1,202,986              2,844,118
  Advertising . . . . . . . . . . . . . . . .         350,659              674,918              1,191,887
  Rent  . . . . . . . . . . . . . . . . . . .         295,982              811,210              2,112,019
  Depreciation  . . . . . . . . . . . . . . .         138,213              203,753                545,859
  Other . . . . . . . . . . . . . . . . . . .         148,506              234,130                433,168
                                                   ----------           ----------            -----------
    Total Dental Center expenses  . . . . . .       2,353,076            5,451,493             13,359,846
                                                   ----------           ----------            -----------
    Gross profit  . . . . . . . . . . . . . .         971,592            2,676,655              6,674,690
General and administrative expenses . . . . .         696,942            1,089,401              2,255,397
                                                   ----------           ----------            -----------
    Operating profit  . . . . . . . . . . . .         274,650            1,587,254              4,419,293
Interest income (expense) . . . . . . . . . .         (50,339)            (184,290)               704,807
                                                   ----------           ----------            -----------
Income before income taxes  . . . . . . . . .         224,311            1,402,964              5,124,100
Income tax expense  . . . . . . . . . . . . .              --                   --              1,715,218
                                                   ----------           ----------            -----------
Net income  . . . . . . . . . . . . . . . . .      $  224,311           $1,402,964            $ 3,408,882
                                                   ==========           ==========            ===========

Pro forma income tax expense  . . . . . . . .          89,725              547,156                142,021
                                                   ----------           ----------            -----------
Pro forma net income  . . . . . . . . . . . .      $  134,586           $  855,808            $ 3,266,861
                                                   ==========           ==========            ===========

Basic earnings per share  . . . . . . . . . .                                                 $       .57
                                                                                              ===========
Pro forma basic earnings per share  . . . . .                                                 $       .55
                                                                                              ===========

Diluted earnings per share  . . . . . . . . .                                                 $       .56
                                                                                              ===========
Pro forma diluted earnings per share  . . . .                                                 $       .54
                                                                                              ===========

Weighted average number of shares outstanding:
  Basic . . . . . . . . . . . . . . . . . . .                                                   5,934,701
                                                                                              ===========
  Diluted . . . . . . . . . . . . . . . . . .                                                   6,051,011
                                                                                              ===========

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                  STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)

----------------------------------------------------------------------------------------------------------------
                                                          ADDITIONAL
                                    COMMON STOCK       PAID-IN CAPITAL    RETAINED                      TOTAL
                               ----------------------      COMMON         EARNINGS       TREASURY   STOCKHOLDERS'
                                 SHARES        AMOUNT       STOCK         (DEFICIT)       STOCK    EQUITY(DEFICIT
----------------------------------------------------------------------------------------------------------------
Balance on December 31,
  1994. . . . . . . . . . . .   3,360,000     $  336   $       664      $   (50,652)          --     $   (49,652)
Net income for the year ended
  December 31, 1995 . . . . .          --         --            --          224,311           --         224,311
                                ---------     ------   -----------      -----------      -------     -----------
BALANCE ON DECEMBER 31,
  1995. . . . . . . . . . . .   3,360,000        336           664          173,659           --         174,659
Change in par value of common
  stock . . . . . . . . . . .          --      3,150        (3,150)              --           --              --
Issuance of common stock  . .     140,000         14        27,660               --           --          27,674
Distribution to stockholders           --         --            --         (141,146)          --        (141,146)
Net income for the year ended
  December 31, 1996 . . . . .          --         --            --        1,402,964           --       1,402,964
                                ---------     ------   -----------      -----------      -------     -----------
BALANCE ON DECEMBER 31,
  1996. . . . . . . . . . . .   3,500,000      3,500        25,174        1,435,477           --       1,464,151
Net proceeds from issuance of
  common stock from initial
  offering  . . . . . . . . .   2,200,000      2,200    15,104,762               --           --      15,106,962
Net proceeds from issuance of
  common stock from secondary
  offering. . . . . . . . . .   1,900,000      1,900    41,909,036               --           --      41,910,936
Issuance of common stock upon
  exercise of stock options .       7,557          7        60,452               --           --          60,459
Issuance of common stock upon
  acquisition . . . . . . . .       5,797          6        99,994               --           --         100,000
Purchase of common stock  . .          --         --            --               --       (2,400)         (2,400)
Undistributed retained earnings
  from S corporation  . . . .          --         --     1,435,477       (1,435,477)          --              --
Net income for the year ended
  December 31, 1997 . . . . .          --         --            --        3,408,882           --       3,408,882
Net income from S corporation
  prior to February 11,
  1997. . . . . . . . . . . .          --         --       342,929         (342,929)          --              --
Distributions to
  stockholders. . . . . . . .          --         --      (654,898)              --           --        (654,898)
                                ---------     ------   -----------      -----------      -------     -----------
BALANCE ON DECEMBER 31, 1997    7,613,354     $7,613   $58,322,926      $ 3,065,953      $(2,400)    $61,394,092
                                =========     ======   ===========      ===========      =======     ===========

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                           STATEMENTS OF CASH FLOWS

---------------------------------------------------------------------------------------------------------------
                                                                            YEARS ENDED DECEMBER 31,
                                                                -----------------------------------------------
                                                                     1995           1996              1997
---------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income  . . . . . . . . . . . . . . . . . . . . . .       $   224,311      $ 1,402,964      $  3,408,882
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation  . . . . . . . . . . . . . . . . . . . .           153,341          238,504           594,647
    Amortization  . . . . . . . . . . . . . . . . . . . .                --          101,141           335,762
    Compensation in the form of common stock  . . . . . .                --           27,674                --
    Forgiveness of notes receivable from stockholders . .                --               --           177,898
    Deferred income tax expense . . . . . . . . . . . . .                --               --           176,742
    Changes in operating assets and liabilities:
      Increase in management fee receivable from P.A. . .          (130,113)        (688,257)       (1,502,611)
      Decrease (increase) in notes receivable from P.A. .                --         (354,568)          224,041
      Increase in supplies, inventory and small tools . .           (11,250)         (65,250)         (693,369)
      Decrease (increase) in prepaid expenses and
        other assets . . . . . . . . . . . . . . . . . . .            8,862          (23,774)         (241,693)
      (Decrease) increase in accounts payable and
        accrued expenses . . . . . . . . . . . . . . . . .          (14,189)       1,440,965           685,291
                                                                  ---------      -----------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES . . . .           230,962        2,079,399         3,165,590

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures  . . . . . . . . . . . . . . . . .          (119,770)        (466,119)       (3,560,355)
  Acquired assets, including intangible assets  . . . . .           (37,008)      (5,158,586)       (7,162,889)
  Increase in other assets  . . . . . . . . . . . . . . .                --           (3,059)         (156,760)
                                                                -----------      -----------      ------------
        NET CASH USED IN INVESTING ACTIVITIES . . . . . .          (156,778)      (5,627,764)      (10,880,004)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial offering  . . . . . . . . . . . .                --               --        16,368,000
  Proceeds from secondary offering  . . . . . . . . . . .                --               --        42,655,000
  Payment of capitalized costs  . . . . . . . . . . . . .                --               --        (1,854,602)
  Proceeds from long-term debt  . . . . . . . . . . . . .           231,500        4,418,813                --
  Payments on long-term debt  . . . . . . . . . . . . . .           (44,225)        (327,213)               --
  Proceeds from exercise of stock options . . . . . . . .                --               --            60,459

  Proceeds from issuance of common stock upon
    acquisition . . . . . . . . . . . . . . . . . . . . .                --               --           100,000
  Proceeds from notes payable . . . . . . . . . . . . . .                --               --           995,750
  Payments on notes payable . . . . . . . . . . . . . . .          (150,000)              --        (4,182,198)
  Proceeds from capital leases  . . . . . . . . . . . . .             8,065               --           143,343
  Payments on capital leases  . . . . . . . . . . . . . .           (24,036)         (50,383)         (111,239)
  Decrease (increase) in notes receivable stockholders  .            24,512          (52,319)               --
  Purchase of treasury stock  . . . . . . . . . . . . . .                --               --            (2,400)
  Distribution to stockholders  . . . . . . . . . . . . .                --         (141,146)         (654,898)
                                                                -----------      -----------      ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES . . . .            45,816        3,847,752        53,517,215
                                                                -----------      -----------      ------------
INCREASE IN CASH AND CASH EQUIVALENTS . . . . . . . . . .           120,000          299,387        45,802,801
Cash and cash equivalents at beginning of period  . . . .           121,403          241,403           540,790
                                                                -----------      -----------      ------------
Cash and cash equivalents at end of period  . . . . . . .       $   241,403      $   540,790      $ 46,343,591
                                                                ===========      ===========      ============

Supplemental schedule of cash flow information:
  Cash paid for interest  . . . . . . . . . . . . . . . .       $    70,554      $   108,460      $    157,795
                                                                ===========      ===========      ============
  Cash paid for income taxes  . . . . . . . . . . . . . .       $        --      $        --      $  1,450,000
                                                                ===========      ===========      ============

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

         Sunshine Health Services, Inc. was incorporated in August 1992, as a Florida corporation and subsequently changed its name to Coast Dental, Inc. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc. (the "Company"), a Delaware corporation. The Company's sole business is to provide practice management services to the Coast Florida, P.A. and Coast Dental Services of Georgia, P.C. ("Coast Georgia P.A.) (collectively, the "Coast P.A."). The Company has entered into a services and support agreement with each Coast P.A. whereby the Company provides certain management support services to the Coast P.A. in return for a management fee. The Coast P.A. employs the Coast dentists and the dental hygienists and provides all of the dental services to the patients. As of December 31, 1997, the Company operated 58 dental centers in Florida and Georgia.

        The Company provides administrative and technical support for professional services rendered by the dental professionals under its Services and Support Agreements and receives management fees from the Coast P.A. The Company does not employ dentists and hygienists and, accordingly, "Dental Center Staff Salaries" presented on the face of the Statement of Operations do not include the salaries of dentists and hygienists. The fee is equal to a defined percentage of gross patient revenue, net of refunds and discounts, currently ranging from 76.0% to 74.0%. The costs incurred by the Coast P.A. include primarily dentists and hygienists salaries and benefits, interest and bad debts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in or control the activities of the Coast P.A. Accordingly, the financial statements of the Coast P.A. are not consolidated with those of the Company.

         Cash Equivalents. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

         Management Fee Receivable. The management fee receivable represents the indebtedness of the Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreement. Also, the Company may, from time to time, advance funds under the Services and Support Agreement for purposes of funding the payment of expenses or for the Coast P.A.'s acquisitions of existing dental practices.

         Supplies, Inventory and Small Tools. Supplies, inventory and small tools are stated at the lower of FIFO cost or market.

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

        When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of improvements and renewals are capitalized.

        Non-Compete Agreement. Costs incurred in connection with the non-compete agreements are being amortized over their estimated life of three to nine years on a straight line basis.

        Dental Service Agreement. Costs of acquisitions in excess of the estimated fair value of property and equipment and any non-compete agreements are allocated to the dental services agreement because the Company has effectively acquired the right to manage the practice for the Coast P.A. The dental services agreement with the Coast Florida P.A. represents the Company's exclusive right to operate the Dental Centers during the term of the agreement. The assigned value of the dental services agreement is amortized using the straight-line method over its estimated life of twenty-five years.

        Capitalized Offering Costs. The Company has capitalized all costs related to the initial and secondary public offerings. Upon completion of the offerings, such costs were netted against the offering proceeds.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

        Relationship with the Coast P.A. and the Coast Dentists. The Company receives fees for services provided to the Coast P.A. under its Services and Support Agreements, but does not employ dentists or hygienists or control the practices of the Coast Dentists. The Company's revenue is dependent on revenue generated by the Coast Dentists and, therefore, effective and continued performance of the Coast Dentists during the term of the Services and Support Agreements is essential to the Company's long term success. Under the Services and Support Agreements, the Company receives a monthly fee ranging from 76.0% to 74.0% from the Coast P.A. of the Dental Centers' gross revenue, net of refunds and discounts. The Company paid all of the operating and nonoperating expenses incurred at the Dental Centers, except for the salaries and benefits of the Coast Dentists and hygienists, federal and state income taxes, bad debts and other expenses designated as an expense of the Coast P.A.

        Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which is effective for fiscal years beginning after December 15, 1995. Under Statement 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and disclose in the financial statements the effects of Statement 123 as if the recognition provisions were adopted. The Company has not adopted the recognition provisions of Statement 123.

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

        Pro Forma Income Taxes.   The Company was an S Corporation until
February 11, 1997 and, therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of its public offering.

        The pro forma income tax adjustment represents a provision for federal and state income taxes at the statutory rate in effect for the periods presented as if the Company had not been treated as an S Corporation.

        Earnings Per Common Share. The Company has adopted Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128"). Statement 128 requires that the primary and fully diluted earnings per share be replaced by basic and diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share.

        The basic earnings per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period. The weighted average number of shares outstanding reflects all shares issued within one year of the initial public offering as though the shares were issued on January 1, 1996.

        The diluted earnings per common share is equal to the basic shares plus the incremental shares outstanding as if all issued options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology described in Statement 128.

NOTE 3 - NET REVENUE

        Revenue for all Dental Centers is recorded at established rates reduced by amounts retained by the Coast P.A. The Company has 40 year evergreen dental services agreements with the Coast P.A. whereby the Company receives fees for services provided to the Coast P.A. Net revenue represents the aggregate fees
charged to the Coast P.A. under the agreements during the year.   Prior to
October 1, 1996, the fee was based on revenues earned by the Coast P.A. reduced by certain costs incurred by the Coast P.A. and a negotiated return to the Coast Florida P.A. The costs incurred by the Coast P.A. include primarily dentists and hygienist salaries, see Note 1. All arrangements for fees to

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

date have been agreed between the principal and sole owner of the Coast P.A., Dr. Adam Diasti, (who is also a major shareholder and the President of the Company) and the Chief Executive Officer of the Company, Terek Diasti. The factors considered in setting those fees included the Company's evaluation of the services it provides, the costs incurred by the Company in connection with providing the services and the Company's negotiated return, balanced against the Coast P.A.'s requirement for a retained amount which ensured its financial viability, contemplated an anticipated long-term relationship with the Company and reflected the future business opportunity related thereto.

        Only the fees earned by the Company for its services to the Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. Neither the Coast P.A. nor any of the amounts retained by the Coast P.A. are reflected in the financial statements of the Company. Prior to October 1, 1996, the services and support fee paid by the Coast P.A. to the Company varied, but averaged 78.5% of the Coast P.A. gross revenue for the entire period. The fee was based on revenues earned by the Coast P.A. reduced by certain costs incurred by the Coast P.A. and an agreed upon payment to the Coast P.A. Since October 1, 1996, the Company receives a monthly fee ranging from 76.0% to 74.0% from the Coast P.A. of the Dental Centers' gross revenue, net of refunds and discounts. Any future changes to the Services and Support Agreements and the related fees must be approved in advance by the independent outside directors of the Company's Audit Committee.

NOTE 4 - ACQUISITIONS AND DEVELOPMENTS

        The Company and the Coast Florida P.A. periodically have jointly entered into asset purchase agreements with existing dental practices. In all cases, the Coast Florida P.A. acquires the patient lists and any other professional assets and the Company acquires certain tangible assets, principally the dental equipment and assumes certain liabilities such as the lease agreement for the facility. The fair value of the patient lists is determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and unidentifiable intangible assets. The identifiable intangible asset allocation relates to non-compete agreements which are partially allocated to the Company and partially allocated to the Coast Florida P.A. The total value of the non-compete agreements is based upon arms-length negotiations between the sellers and the Company and Coast Florida P.A. as buyers. The value of such acquired identifiable intangible asset is allocated between the Coast Florida P.A. and the Company. The non-compete protection acquired by the Company typically relates to agreements between the selling professional association and its dentist(s) jointly, and the Company, whereby the selling professional association and its dentist(s) agree not to engage in competition with the Company's practice management business or utilize any other practice management group, in the immediate vicinity of the acquired Dental Center; and also relates to the Company's third party contractual rights refraining the selling professional association and its dentist(s) from competing with the Coast Florida P.A. within a specified area surrounding the acquired Dental Office. The amount allocated to the Coast Florida P.A., on the other hand, is limited to the value of the Coast Florida P.A.'s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Office. The Company policy is that the allocation for the purchase price attributable to the non-compete agreements, unless unique circumstances dictate otherwise, is approximately 76.0% to the Company and Coast Florida P.A, respectively. After a determination of the value of the tangible assets and identifiable intangible assets acquired, the total remaining purchase price representing unidentifiable intangible assets will also be allocated on the above mention percentage to the Company and the Coast Florida P.A. (value of the Service and Support Agreement attributable to the Dental Center). All acquisitions are purchases of assets and the operating results of the Company only include the effects of the operations of the acquired assets from the date of acquisition.

         During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in Florida. The Company's portion of the purchase price for these 17 acquired Dental Centers was $5.3 million, consisting of $1.2 million in cash and $4.1 million in promissory notes. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $3.8 million for 1996.

        During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in Florida. The Company's portion of the purchase price for these 20 acquired Dental Centers was $5.9 million, consisting of $4.6 million in cash and $1.0 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $2.9 million and $3.8 million for 1996 and 1997,respectively.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment consists of the following:

                                                                                     DECEMBER 31,
                                                                             ---------------------------
                                                                                1996             1997
                                                                             ---------------------------
         Furniture, fixtures and equipment  . . . . . . . . . . . . . .      $1,711,005       $ 4,802,982
         Leasehold improvements . . . . . . . . . . . . . . . . . . . .         365,871         1,411,336
         Leased equipment . . . . . . . . . . . . . . . . . . . . . . .         305,905           300,599
                                                                             ----------       -----------
                                                                              2,382,781         6,514,917
           Less accumulated depreciation  . . . . . . . . . . . . . . .        (580,496)       (1,173,039)
                                                                             ----------       -----------
                                                                              1,802,285         5,341,878
           Construction in progress . . . . . . . . . . . . . . . . . .              --           706,115
                                                                             ----------       -----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,802,285       $ 6,047,993
                                                                             ==========       ===========

         Depreciation expense was approximately $96,445, $151,452 and $594,647 for the years ended December 31, 1995, 1996 and 1997, respectively.

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASES

The Company's long-term debt consists of the following:

                                                                                          DECEMBER 31,
                                                                                 ------------------------------
                                                                                     1996             1997
                                                                                 ------------------------------
         Notes payable in varying monthly installments at interest rate ranging from 7.75% to 13%.  Collateralized by
         dental equipment . . . . . . . . . . . . . . . . . . . . . . . . .      $   13,746       $       --

         Notes payable to banks in varying monthly installments at
         interest rates ranging from 7.75% to 10.25%.  Collateralized by bank accounts, a portion of which guaranteed by the majority
         stockholders of the Company  . . . . . . . . . . . . . . . . . . .         524,700               --

         Notes payable issued in connection with various acquisitions with varying installments at interest rates ranging from 8.0%
         to 9.0%  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       3,112,127        1,259,125

         Revolving line of credit agreement for $5 million and $15 million, respectively, at an interest rate of Barnett Bank of Tampa's prime rate or LIBOR + 1.75%, payable on demand. These agreements contain covenants requiring maintenance of certain financial ratios and restrictions on distributions of assets, capital expenditures and
         payment of dividends . . . . . . . . . . . . . . . . . . . . . . .         795,000               --
                                                                                 ----------       ----------
         Total debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .       4,445,573        1,259,125
         Less current maturities  . . . . . . . . . . . . . . . . . . . . .         731,127          375,446
                                                                                 ----------       ----------
         Long-term debt, excluding current maturities . . . . . . . . . . .      $3,714,446       $  883,679
                                                                                 ==========       ==========

The Company's capital lease obligations are as follows:

                                                                                          DECEMBER 31,
                                                                                 ----------------------------
                                                                                     1996            1997
                                                                                 ----------------------------
         Capital lease obligations, at varying interest rates of imputed interest from 15% to 21%, collateralized by lease equipment, with an amortized cost of approximately $148,000 and $80,000
         at December 31, 1996 and 1997, respectively. . . . . . . . . . . .      $  203,724       $  235,828

         Less current portion . . . . . . . . . . . . . . . . . . . . . . .          75,874           78,884
                                                                                 ----------       ----------
         Capital lease obligations, net of current portion  . . . . . . . .      $  127,850       $  156,944
                                                                                 ==========       ==========

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

Scheduled maturities of long-term debt and payments on capital lease obligations as of December 31, 1997 are as follows:

                                                                                  LONG-TERM      CAPITAL LEASE
                                                                                     DEBT         OBLIGATIONS
                                                                                 ------------     ------------
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $  375,446       $   88,697
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         242,990           84,172
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         255,107           40,450
         2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         244,977           34,559
         2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         140,605            5,110
         Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .              --               --
                                                                                 ----------       ----------
         Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,259,125       $  252,988
                                                                                 ==========
         Less amount representing interest  . . . . . . . . . . . . . . . .                           17,160
                                                                                                  ----------
                                                                                                  $  235,828
                                                                                                  ==========

NOTE 7 - INCOME TAXES

         Upon completion of the initial public offering, the Company terminated its status as an S Corporation.

         The Pro forma income tax adjustment represents a provision for federal and state income taxes at the statutory rate in effect for the periods presented (at an effective rate of 39%) as if the Company had not been treated as an S Corporation.

         On February 11, 1997, the Company completed its initial public offering of Common Stock and automatically converted from a S Corporation to a C Corporation becoming obligated to pay federal and state income taxes.

         The Company is required to use Statement of Financial Accounting Standards No. 109 ("Statement 109"), Accounting for Income Taxes. Under Statement 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.

         For the year ended December 31, 1997, the provision for income taxes consisted of the following:

                 Current:
                   Federal  . . . . . . . . . . . . . . . . . . .       $1,313,611
                   State  . . . . . . . . . . . . . . . . . . . .          224,864
                                                                        ----------
                     Total current income tax expense . . . . . .        1,538,475

                 Deferred:
                   Federal  . . . . . . . . . . . . . . . . . . .          150,910
                   State  . . . . . . . . . . . . . . . . . . . .           25,833
                                                                        ----------
                     Total deferred income tax expense  . . . . .          176,743
                                                                        ----------
                       Total current and deferred-actual  . . . .        1,715,218
                       Pro forma income tax expense . . . . . . .          142,021
                                                                        ----------
                       Total income tax expense-pro forma . . . .       $1,857,239
                                                                        ==========

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         The components of deferred tax assets (liabilities) as of December 31, 1997 are as follows:

                 Deferred tax asset:
                   State taxes  . . . . . . . . . . . . . . . . .       $    8,783
                   Other accrued expenses . . . . . . . . . . . .            9,538
                                                                        ----------
                     Total deferred tax asset . . . . . . . . . .           18,322

                 Deferred tax liability:
                   Basis difference in fixed
                   assets and intangibles . . . . . . . . . . . .         (195,064)
                                                                        ----------
                     Total deferred tax liability . . . . . . . .       $ (176,742)
                                                                        ==========

         As a reconciliation of statutory federal income tax rate with the Company's effective income tax rate as of December 31, 1997 is as follows:

                 Statutory federal rate . . . . . . . . . . . . .       34.00%
                 State income taxes, net of federal income tax
                   benefit  . . . . . . . . . . . . . . . . . . .        3.13
                 Miscellaneous  . . . . . . . . . . . . . . . . .        (.89)
                                                                        -----
                 Effective tax rate (utilizing pro forma income tax
                   expense  . . . . . . . . . . . . . . . . . . .       36.24%
                                                                        =====

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company periodically advanced funds to/from the majority stockholders and the Coast P.A. The Coast P.A. is wholly-owned by a majority shareholder and director of the Company. See Notes 1 and 3 for a further description of the relationship with the Coast P.A. Any advances are reflected on the balance sheet as notes receivable from stockholders for $177,898 and $0 at December 31, 1996 and 1997, respectively. Interest income relating to these amounts was insignificant for all periods presented.

         As of December 31, 1997, the balance of the management fee receivable from the Coast P.A. was approximately $2.4 million. This amount is directly attributable to patient revenues earned by the Coast P.A. for which the Company is due its management fee ranging from 76.0% to 74.0%. The management fee receivable is unsecured and represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should a Coast P.A. be unable to pay its debts.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company primarily leases space for operation of its Dental Centers under non-cancelable operating leases, generally a five to seven year term with renewal options. Rental expense for the years ended December 31, 1995, 1996 and 1997 was $195,664, $489,827 and $1,200,028, respectively.

         Future minimum payments under non-cancelable leases are as follows:

         Years Ended
         December 31,
         ------------
         1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $1,787,128
         1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,328,745
         2000 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,146,527
         2001 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,099,167
         2002 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         902,411
         Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1,390,047
                                                                                     ----------
           Total  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      $7,654,025
                                                                                     ==========

         The Company has entered into employment agreements with four of its officers, three of whom are the majority shareholders of the Company. The terms of the agreements are from three to five years.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 10 - STOCKHOLDERS' EQUITY

         Effective April 1, 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock incentive plans: the Employee Stock Option Plan (the "Incentive Plan") and the Affiliated Professionals Stock Plan (the "Professionals Plan," together, the "Plans"). The purpose of the Plans is to provide directors, officers, key employees, advisors and dental professionals employed by the Coast P.A. (subject to approval and reimbursement by the Coast P.A.) with additional incentives by increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company's common stock. The aggregate number of shares of Common Stock subject to both plans is 450,000 shares and 450,000 shares, respectively.

         The following tables summarize the stock option transactions for the Professional Plan and the Incentive Plan for the two years ended December 31, 1997:

PROFESSIONAL PLAN:
WEIGHTED

                                                                                                AVERAGE
                                                                NUMBER OF       RANGE PER       EXERCISE
                                                                 SHARES           SHARE          PRICE
                                                                --------       -----------     ----------
         Outstanding as of January 1, 1996  . . . . . . .             0
           Granted  . . . . . . . . . . . . . . . . . . .       148,296           $8.00           $ 8.00
                                                                -------
         Outstanding as of December 31, 1996  . . . . . .       148,296           $8.00             8.00
           Granted  . . . . . . . . . . . . . . . . . . .       113,425        $8.00-$29.75        16.99
           Exercised  . . . . . . . . . . . . . . . . . .        (3,759)          $8.00             8.00
                                                                -------
         Outstanding as of December 31,1997 . . . . . . .       257,962        $8.00-$29.75        12.13
                                                                =======
         Exercisable as of December 31, 1997  . . . . . .       101,052
                                                                =======

INCENTIVE PLAN:                                                                                  WEIGHTED
                                                                                                 AVERAGE
                                                                NUMBER OF       RANGE PER        EXERCISE
                                                                 SHARES          SHARE            PRICE
                                                                ---------      -----------       --------
         Outstanding as of January 1, 1996  . . . . . . .             0
           Granted  . . . . . . . . . . . . . . . . . . .        39,250           $8.00           $ 8.00
                                                                -------
         Outstanding as of December 31, 1996  . . . . . .        39,250           $8.00             8.00
           Granted  . . . . . . . . . . . . . . . . . . .        99,287        $8.00-$30.50        16.39
           Exercised  . . . . . . . . . . . . . . . . . .          (300)          $8.00             8.00
           Forfeited  . . . . . . . . . . . . . . . . . .       (26,015)          $8.00             8.00
                                                                -------
         Outstanding as of December 31,1997 . . . . . . .       112,222        $8.00-$30.50        14.86
                                                                =======
         Exercisable as of December 31, 1997  . . . . . .        13,069
                                                                =======

         The options generally vest over three years. The weighted average remaining contractual life for the shares outstanding as of December 31, 1997 for both plans is approximately 9 years. The effect on compensation expense and net income had compensation costs for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Standards No. 123, is not material. The Company estimated the fair value of options utilizing an option pricing model assuming a market price and exercise price ranging from $8.00 to $29.75 per share, a risk free interest rate of 7.5%, a four year expected life, a range of 0% to 51.3% expected volatility, and no dividends. The fair value of the options, totaling $168,400, issued to the dental professionals employed by the Coast P.A. are charged to the Coast P.A. and reimbursed to the Company from the Coast P.A.

         In February 1996, the Company reached a mutual understanding with an officer that the officer would be entitled to 105,000 shares as compensation and in January 1996 reached a mutual understanding with certain other employees of the Company that they would be entitled to an aggregate of 35,000 shares as compensation for which the Company recognized compensation expense of $27,674. The fair market value of the Common Stock used to determine compensation expense recorded was determined based on an independent valuation of the Company's stock as of February 11, 1996. The above described shares were formally issued in May and April, respectively.

         On October 1, 1996 and December 29, 1996, the Company approved stock splits resulting in an exchange of 1 share or option for approximately 3.86 shares of Common Stock or options issued and outstanding. Simultaneously, the par value of the common stock was changed from $.00001 to $.001. All share and per share amounts have been

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

retroactively adjusted for these splits. Additionally, the Company increased the authorized number of common shares to 50,000,000.

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The Company offered 2,200,000 shares of Common Stock for $8.00 per share. The net proceeds to the Company were approximately $15.1 million (after deducting underwriting discounts and commissions and offering expenses).

         The Company made a distribution to existing shareholders of $654,898 which constitutes the income tax attributed to each individual shareholder of the S Corporation earnings. Additionally, the Company forgave by way of dividend, the notes receivable from shareholders of $177,898. The remaining undistributed S Corporation retained earnings of $1,123,508 was reclassified as additional paid-in-capital.

         On September 22, 1997, the Company completed its secondary public offering of Common Stock. The Company offered 1,900,000 shares of Common Stock for $23.75 per share. The net proceeds to the Company were approximately $41.9 million (after deducting underwriting discounts and commissions and offering expenses).

NOTE 11 - BENEFIT PLANS

         The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") covering substantially all employees. Matching employer contributions, if any, are set at the discretion of the Board of Directors or the applicable committee thereof. As of December 31, 1997, there have not been any Company matched contributions.

NOTE 12 - SUBSEQUENT EVENTS

         During January and February 1998, the Company opened two internally developed Dental Centers one in Florida and one in Georgia at an estimated cost of approximately $200,000 each. This cost includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreements to include the new internally developed Dental Centers.

         On February 25, 1998, the Company and Coast Florida P.A. entered into a purchase agreement with a dental practice in Brooksville, Florida whereby the Company acquired all of the tangible assets of the dental practice and the Coast Florida P.A. acquired the professional assets, principally patient lists, of the practice for a combined purchase price of $252,000. The Company's portion of the purchase price is approximately $215,000 of which $60,000 has been allocated to the tangible assets acquired and $155,000 has been allocated to the Services and Support Agreement.

         On March 6, 1998, the Company announced that it had reached an agreement with Mid Coast Dental Services, Inc., a Virginia corporation ("MCDS") to provide financing for the development of Dental Centers in Virginia. In exchange for providing financing for the building and acquisition of dental centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement is to be based on an agreed upon formula which is expected to approximate the fair value of MCDS.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         DISCLOSURE

None.

                                    PART III

ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 11.         EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                 MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONSITEM 13.

         The information required by this Item is incorporated herein by reference to the information under the headings "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1998.

                                 PART IV

ITEM 14.         EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM
                 8-K

(A)  EXHIBITS

         See Exhibit Index.

(B)  REPORTS ON FORM 8-K.

         None.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 27, 1998.



                   COAST DENTAL SERVICES, INC.



                   By:  /s/ DR. TEREK DIASTI, DVM
                        -------------------------------------------------
                           DR. TEREK DIASTI, DVM
                           Chief Executive Officer, Chairman of the Board Officer (Principal Executive Officer)
                           (Principal Executive Officer)

                   By:  /s/ DR. ADAM DIASTI, DDS
                        -------------------------------------------------
                           DR. ADAM DIASTI, DSD
                           President and Director
                           Officer (Principal Executive Officer)

                   By:  /s/ JOSEPH R. SMITH
                        -------------------------------------------------
                           JOSEPH R. SMITH
                           Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting Officer)

                   By:  /s/ DONALD R. MILLARD
                        -------------------------------------------------
                           DONALD R. MILLARD
                           Director

                   By:  /s/ JOHN H. KANG
                        -------------------------------------------------
                           JOHN H. KANG
                           Director

                                 EXHIBIT INDEX

EXHIBIT NUMBER            EXHIBIT DESCRIPTION
--------------            -------------------
 3.1*                     Restated Certificate of Incorporation of Coast Dental Services, Inc. (1)

 3.2*                     Bylaws of Coast Dental Services, Inc. (2)

 4.1*                     Specimen of Coast Dental Services, Inc. Common Stock Certificate (2)

 4.2*                     Business Loan Agreement dated August 15,1996 between Coast Dental Services, Inc.
                          and Barnett Bank N.A. (2)

 4.3*                     First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental
                          Services, Inc. and Barnett Bank N.A. (3)

 4.4*                     Loan Commitment Letter dated August 1, 1997 between Coast Dental Services, Inc. and
                          Barnett Bank N.A. (4)

10.13*                    First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and
                          Barnett Bank, N.A. (3)

10.16*                    Loan Commitment Letter dated August 1, 1997 between Coast Dental Services, Inc.
                          and Barnett Bank, N.A. (4)

10.17*                    First Amendment effective June 1997 to Services and Support Agreement between the
                          Company and Coast Florida P.A. (3)

23                        Consent of Deloitte & Touche LLP, independent certified public accountants

27                        Financial Data Schedule for the year ended December 31, 1997 (for SEC use only)


(*)  previously filed as an exhibit with the same exhibit number in the following Company filings with the Commission identified in the footnote following the Exhibit Description and incorporated herein by reference.
(1) Form S-1 Registration Statement filed on October 7, 1996 (File No. 333-13613) (the "1996 S-1").
(2)  Amendment No. 1 to 1996 S-1 filed on November 12, 1996.
(3)  Form 10-K filed on March 31, 1997.
(4)  Form S-1 Registration Statement filed on August 26, 1997 (File No.
     333-34385).
                                      31