Form 10-Q
period 1998-03-31
COAST DENTAL SERVICES INC
filed 1998-05-15
CIK 1018920

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

                  For the quarter ended March 31, 1998

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

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Total number of shares of outstanding Common Stock as of May 4, 1998:  7,621,676

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                              COAST DENTAL SERVICES, INC.
                                              CONDENSED BALANCE SHEETS
-----------------------------------------------------------------------------------------------------------------
                                                                                                     UNAUDITED
                                                                              DECEMBER 31,           MARCH 31,
                                                                                 1997                  1998
-----------------------------------------------------------------------------------------------------------------

                                                         ASSETS
Current assets:
  Cash and cash equivalents............................................      $46,343,591            $44,177,091
  Management fee receivable from Coast P.A.............................        2,418,689              2,738,625
  Supplies, inventory and small tools..................................          799,869              1,097,060
  Prepaid expenses and other assets....................................          268,253                846,021
                                                                             -----------            -----------
    Total current assets...............................................       49,830,402             48,858,797
Property and equipment, net............................................        6,047,993              8,526,549
Non-compete agreement, net of amortization of $208,763
  and $239,631, respectively...........................................          949,393                916,655
Dental services agreement, net of amortization of $228,140
  and $334,672, respectively...........................................        7,744,098              9,593,389
Other assets...........................................................          246,989                786,042
                                                                             -----------            -----------
    Total assets.......................................................      $64,818,875            $68,681,432
                                                                             ===========            ===========

                                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................      $ 1,053,310            $ 1,534,241
  Other accrued expenses...............................................          699,778              2,972,748
  Current maturities of  debt..........................................          454,330                305,648
                                                                             -----------            -----------
    Total current liabilities..........................................        2,207,418              4,812,637
Long-term debt, excluding current maturities...........................        1,040,623                958,414
Deferred tax liability.................................................          176,742                176,742
                                                                             -----------            -----------
    Total liabilities..................................................        3,424,783              5,947,793
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued........................................................               --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    7,613,354 and 7,615,055, shares issued and outstanding,
    respectively.......................................................            7,613                  7,615
  Additional paid-in capital...........................................       58,322,926             58,375,062
  Retained earnings....................................................        3,065,953              4,383,103
                                                                             -----------            -----------
                                                                              61,396,492             62,765,780
    Less:  treasury stock..............................................            2,400                 32,141
                                                                             -----------            -----------
    Total stockholders' equity.........................................       61,394,092             62,733,639
                                                                             -----------            -----------
    Total liabilities and stockholders' equity.........................      $64,818,875            $68,681,432
                                                                             ===========            ===========

                  See Condensed Notes to Financial Statements.

                                        COAST DENTAL SERVICES, INC.
                               CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)
-----------------------------------------------------------------------------------------------------------------
                                                                                      QUARTER ENDED
                                                                                         MARCH 31,
                                                                                ---------------------------
                                                                                   1997             1998
-----------------------------------------------------------------------------------------------------------------
Net revenue............................................................         $3,519,798       $7,288,379
Dental Center expenses:
  Staff salaries.......................................................          1,041,176        2,172,508
  Dental supplies and lab fees.........................................            575,099        1,043,514
  Advertising..........................................................            240,197          456,071
  Rent.................................................................            295,902          757,670
  Depreciation.........................................................             91,914          243,202
  Other................................................................             56,450          189,650
                                                                                ----------       ----------
    Total Dental Center expenses.......................................          2,300,738        4,862,615
                                                                                ----------       ----------
    Gross profit.......................................................          1,219,060        2,425,764
General and administrative expenses....................................            390,044          884,537
                                                                                ----------       ----------
    Operating profit...................................................            829,016        1,541,227
Interest income, net...................................................              5,749          533,640
                                                                                ----------       ----------
Income before income taxes.............................................            834,765        2,074,867
Income tax expense.....................................................            183,538          757,717
                                                                                ----------       ----------
Net income.............................................................         $  651,227       $1,317,150
                                                                                ==========       ==========

Pro forma income tax expense...........................................            142,020               --
                                                                                ----------       ----------
Pro forma net income...................................................         $  509,207       $1,317,150
                                                                                ==========       ==========

Basic earnings per share...............................................         $      .14       $      .17
                                                                                ==========       ==========
Pro forma basic earnings per share.....................................         $      .11       $      .17
                                                                                ==========       ==========

Diluted earnings per share.............................................         $      .14       $      .17
                                                                                ==========       ==========
Pro forma diluted earnings per share...................................         $      .11       $      .17
                                                                                ==========       ==========

Weighted average number of shares outstanding:
  Basic................................................................          4,697,778        7,608,055
                                                                                ==========       ==========
  Diluted..............................................................          4,755,786        7,736,228
                                                                                ==========       ==========

                  See Condensed Notes to Financial Statements.

                                              COAST DENTAL SERVICES, INC.
                                CONDENSED STATEMENTS OF STOCKHOLDERS' EQUITY (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------------

                                                           ADDITIONAL
                                      COMMON STOCK       PAID-IN CAPITAL                                     TOTAL
                                      ------------          COMMON           RETAINED         TREASURY    STOCKHOLDERS'
                                    SHARES     AMOUNT        STOCK           EARNINGS          STOCK         EQUITY
-------------------------------------------------------------------------------------------------------------------------
BALANCE ON DECEMBER 31, 1997...  7,613,354      $7,613    $58,322,926      $ 3,065,953       $ (2,400)   $61,394,092
Net income for the quarter
  ended March 31, 1998.........         --          --             --        1,317,150             --      1,317,150
Issuance of common stock upon
  exercise of stock options....      1,701           2         52,136               --             --         52,138
Purchase of common stock.......         --          --             --               --        (29,741)       (29,741)
                                 ---------      ------    -----------      -----------       --------    -----------
Balance on March 31, 1998......  7,615,055      $7,615    $58,375,062      $ 4,383,103       $(32,141)   $62,733,639
                                 =========      ======    ===========      ===========       ========    ===========

                  See Condensed Notes to Financial Statements.

                                              COAST DENTAL SERVICES, INC.
                                     CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)
-------------------------------------------------------------------------------------------------------------------
                                                                                        QUARTER ENDED
                                                                                           MARCH 31,
                                                                                 -----------------------------
                                                                                    1997              1998
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................     $   651,227      $  1,317,150
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...........................................................          95,386           264,928
    Amortization...........................................................          52,860           137,400
    Forgiveness of notes receivable from stockholders......................         177,898                --
    Changes in operating assets and liabilities:
      Increase in management fee receivable from Coast P.A.................        (252,410)         (319,936)
      Decrease in notes receivable from Coast P.A..........................         133,652                --
      Increase in supplies, inventory and small tools......................          (3,553)         (297,191)
      Increase in prepaid expenses and other assets........................        (335,234)         (577,768)
      Increase in accounts payable and accrued expenses....................         459,535         2,753,901
                                                                                -----------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..........................         979,361         3,278,484

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................................        (127,918)       (2,533,484)
  Acquired assets, including intangible assets.............................        (686,513)       (2,163,953)
  Increase in other assets.................................................         (34,712)         (539,053)
                                                                                -----------      ------------
        NET CASH USED IN INVESTING ACTIVITIES..............................        (849,143)       (5,236,490)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial offering...........................................      16,368,000                --
  Payment of capitalized costs.............................................        (774,218)               --
  Proceeds from exercise of stock options..................................              --            52,138
  Proceeds from notes payable..............................................         111,037            25,000
  Payments on notes payable................................................      (2,873,704)         (235,516)
  Payments on capital leases...............................................         (77,110)          (20,375)
  Purchase of treasury stock...............................................              --           (29,741)
  Distribution to stockholders.............................................        (642,636)               --
                                                                                -----------      ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES................      12,111,369          (208,494)
                                                                                -----------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................      12,241,587        (2,166,500)
Cash and cash equivalents at beginning of period...........................         540,790        46,343,591
                                                                                -----------      ------------
Cash and cash equivalents at end of period.................................     $12,782,377      $ 44,177,091
                                                                                ===========      ============
Supplemental schedule of cash flow information:
  Cash paid for interest...................................................     $    86,660      $     28,766
                                                                                ===========      ============
  Cash paid for income taxes...............................................     $        --      $     80,000
                                                                                ===========      ============

                  See Condensed Notes to Financial Statements.

                           COAST DENTAL SERVICES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

        The accompanying Condensed Financial Statements are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 1997.

        In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Operations for the three months ended March 31, 1997 have been reclassified to conform to the March 31, 1998 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Coast Dental Services, Inc. (the "Company") annual Financial Statements and notes thereto.

 NOTE 2 - EARNINGS PER SHARE

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

NOTE 3 - INCOME TAXES

         Upon completion of the initial public offering, the Company terminated its status as an S Corporation. The Pro forma income tax adjustment represents a provision for federal and state income taxes at the statutory rate in effect for the period presented (at an effective rate of 39%) as if the Company had not been treated as an S Corporation. On February 11, 1997, the Company completed its initial public offering of Common Stock and automatically converted from a S Corporation to a C Corporation becoming obligated to pay federal and state income taxes.

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

NOTE 4 - SIGNIFICANT EVENTS

         The Company, the Coast Florida P.A. and Coast Dental Services of Tennessee, P.C. (the "Coast Tennessee P.A.") entered into purchase agreements with the following dental practices whereby the Company acquired all of the tangible assets of the dental practices and the respective professional association acquired the professional assets, principally patient lists:

                                                                                               ALLOCATION
                                             COMBINED                          ALLOCATION      TO SERVICES
         ACQUISITION                         PURCHASE         COMPANY'S        TO TANGIBLE     AND SUPPORT
            DATE          LOCATION            PRICE            PORTION           ASSETS         AGREEMENT
            ----          --------            -----            -------           ------         ---------
         02/25/98       Brooksville, FL     $252,000          $215,000         $ 60,000        $  155,000
         03/01/98       Lakeland, FL         435,236           385,236           75,000           310,236
         03/01/98       Nashville, TN*       800,000           750,000           75,000           675,000

*Six locations in the Nashville, Tennessee acquisition.

         In conjunction with the Company's expansion into Nashville, Tennessee, the Company entered into a Services and Support Agreement with the Coast Tennessee P.A to manage the Dental Centers in Tennessee. The terms of the Services and Support Agreement between the Company and Coast Tennessee P.A. are substantially similar to the terms of the Company's current Services and Support Agreements with the Coast Florida P.A. and Coast Dental Services of Georgia P.A. (the "Coast Georgia P.A."). The Coast Tennessee P.A.'s services and support fee is approximately 74% of the Coast Tennessee P.A.'s gross revenue, less refunds and discounts.

         On March 6, 1998, the Company announced that it had reached an agreement with Mid-Coast Dental Services, Inc., a Virginia corporation ("MCDS") to provide financing for the development of Dental Centers in Virginia. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement is to be based on an agreed upon formula which is expected to approximate the fair value of MCDS. As of March 31, 1998, no advances have been made by the Company to MCDS in connection with the agreement.

         During the quarter ended March 31, 1998, the Company opened nine internally developed Dental Centers, four in Florida and five in Georgia, at an estimated cost of approximately $200,000 each. This cost includes the cost of equipment, leasehold improvements and an agreed upon $50,000 payment (per Dental Center) to a Coast P.A. ("Coast P.A." refers collectively to the Coast Florida P.A., the Coast Georgia P.A. and the Coast Tennessee P.A.) to open the additional Dental Centers thus expanding the Services and Support Agreements to include the new internally developed Dental Centers.

NOTE 5 - SUBSEQUENT EVENTS

         During April 1998, the Company opened one internally developed Dental Center in Georgia at an estimated cost of approximately $200,000. This cost includes the cost of equipment, leasehold improvements and an agreed upon $50,000 payment (per Dental Center) to the Coast Georgia P.A. to open the additional Dental Center thus expanding the Services and Support Agreement to include the new internally developed Dental Center.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   A.  OVERVIEW

        The Company opened its first dental center (dental centers managed, or to be managed by the Company are collectively referred to herein as the "Dental Centers") in May 1992 and since then, has added 29 internally developed and 45 acquired Dental Centers. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support at the Dental Centers, located in central and northern Florida, Georgia and Tennessee. As of March 31, 1998, 83 licensed Dentists (the "Coast Dentists') were employed by the Coast P.A., serving over 430,000 patients. The Company expects to expand the Coast Dental network in new and existing markets through the addition of internally developed and acquired Dental Centers.

        Pursuant to the Services and Support Agreement with a Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. ranged from 76.0% of the Dental Centers' gross revenue, net of refunds and discounts to 74.0%. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time due to changes in anticipated financial results of the contracting parties. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists, federal and state income taxes, bad debts and other expenses designated as an expense of a Coast P.A. Effective June 1, 1997, the Company agreed to pay a Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center it commits to open, in consideration for such Coast P.A.'s agreement to expand the Services and Support Agreement to include the new internally developed Dental Centers.

        The Company opened 12 internally developed Dental Centers prior to 1997, nine in 1997 and nine during the first quarter of 1998 in Florida and Georgia. The average cost to the Company of an internally developed Dental Center has been approximately $200,000, which includes the cost of equipment, leasehold improvements and an agreed upon $50,000 payment (per Dental Center) to a Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers. At internally developed Dental Centers, profitability to the Company has been attained in an average of three to four months from opening. The Company's growth strategy will continue to include acquisitions in select areas, however, the percentage of internally developed Dental Centers, as a percentage of all Dental Centers, is expected to increase during the remainder of 1998. Management believes that this strategy is an effective use of its working capital and provides for low cost expansion.

        The Company and the Coast P.A. added 17 acquired Dental Centers in 1996, 20 in 1997 and eight during the first quarter of 1998 located in central and northern Florida and the Nashville, Tennessee market. The combined purchase price for these acquired Dental Centers was $13.9 million, consisting of $7.1 million in cash , $6.5 million in promissory notes, $.2 million in assumed liabilities and $.1 million of the Company's common stock (5,979 shares).

B.  RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreement), certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during these quarters are not indicative of future financial results or conditions.

                                                                                        QUARTER ENDED
                                                                                          MARCH 31,
                                                                                    ---------------------
                                                                                     1997         1998
                                                                                    ---------------------
Net revenue.....................................................................    100.0%       100.0%
Dental Center expenses:
  Staff salaries................................................................     29.6         29.8
  Dental supplies and lab fees..................................................     16.3         14.3
  Advertising...................................................................      6.8          6.3
  Rent..........................................................................      8.5         10.4
  Depreciation..................................................................      2.6          3.3
  Other.........................................................................      1.6          2.6
                                                                                    -----        -----
    Total Dental Center expenses................................................     65.4         66.7
                                                                                    -----        -----
    Gross profit................................................................     34.6         33.3
General and administrative......................................................     11.1         12.1
                                                                                    -----        -----
    Operating profit............................................................     23.5         21.2
Interest income, net............................................................       .2          7.3
                                                                                    -----        -----
Income before income tax expense................................................     23.7         28.5
Income tax expense..............................................................      5.2         10.4
                                                                                    -----        -----
Net income......................................................................     18.5         18.1
                                                                                    =====        =====

Pro forma income tax expense....................................................      4.0           --
                                                                                    -----        -----
Pro forma net income............................................................     14.5%        18.1%
                                                                                    =====        =====

QUARTER ENDED MARCH 31, 1998 COMPARED TO QUARTER ENDED MARCH 31, 1997

         Net Revenue. Net revenue increased 107.1% from $3.5 million for the quarter ended March 31, 1997 to $7.3 million for the quarter ended March 31, 1998. This increase was caused by an increase in net revenue of $.4 million for the 29 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), an increase of $2.4 million at the 20 acquired Dental Centers in 1997, an increase of $.7 million for the nine internally developed Dental Centers in 1997, an increase of $.2 million in the eight acquired Dental Centers during the first quarter of 1998 and an increase of $.1 million in the nine internally developed Dental Centers during the first quarter of 1998. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 105.3% from 41,424 for the quarter ended March 31, 1997 to 85,061 for the quarter ended March 31, 1998.

         Staff Salaries. Staff salaries increased 108.7% from $1.0 million for the quarter ended March 31, 1997 to $2.2 million for the quarter ended March 31, 1998. This increase in staff salaries was caused by an increase in salaries of $.6 million at the 20 acquired Dental Centers in 1997, an increase of $.2 million for the nine internally developed Dental Centers in 1997, an increase of $.1 million in the nine internally developed Dental Centers during the first quarter of 1998 and a combined increase of $.3 million in the 29 comparable Dental Centers, the eight acquired Dental Centers during the first quarter of 1998 and the Company's internal lab. Staff salaries include the compensation paid to the administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers. As a percentage of net revenue, staff salaries increased from 29.6% for the quarter ended March 31, 1997 to 29.8% for the quarter ended March 31, 1998. The increase was caused primarily by the increase in staffing due to the addition of internally developed and acquired Dental Centers which was somewhat offset by staff levels at the 29 comparable Dental Centers remaining relatively constant, while net revenue increased. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 81.5% from $.6 million for the quarter ended March 31, 1997 to $1.0 million for the quarter ended March 31, 1998. This increase was caused by the increase in patient visits and dental services. As a percentage of net revenue, dental supplies and lab fees decreased from 16.3% for the quarter ended March 31, 1997 to 14.3% for the quarter ended March 31, 1998. This decrease was caused primarily by increased economies of scale associated with centralized purchasing.

        Advertising. Advertising expense increased 89.9% from $.2 million for the quarter ended March 31, 1997 to $.5 million for the quarter ended December 31, 1998. This increase was caused primarily by implementation of a more aggressive advertising program during the first quarter of 1998. As a percentage of net revenue, advertising expense decreased from 6.8% for the quarter ended March 31, 1997 to 6.3% for the quarter ended March 31, 1998. This decrease was caused primarily by an increase in market penetration by comparable Dental Centers while advertising expenses remained relatively constant for those Dental Centers.

         Rent. Rent expense increased 156.1% from $.3 million for the quarter ended March 31, 1997 to $.8 million for the quarter ended March 31, 1998. This increase was caused primarily by the addition of the 18 internally developed Dental Centers and the 45 acquired Dental Centers. As a percentage of net revenue, rent expense increased from 8.5% for the quarter ended March 31, 1997 to 10.4% for the quarter ended March 31, 1998. This increase was caused primarily by higher rent expense associated with the addition of 45 acquired Dental Centers.

         Depreciation. Depreciation expense at the Dental Centers increased 164.6% from $.1 million for the quarter ended March 31, 1997 to $.2 million for the quarter ended March 31, 1998. The increase was primarily associated with the addition of the 18 internally developed Dental Centers and the 28 acquired Dental Centers. As a percentage of net revenue, depreciation expense increased from 2.6% for the quarter ended March 31, 1997 to 3.3% for the quarter ended March 31, 1998.

         Other Expenses. Other expenses increased 236.0% from $.1 million for the quarter ended March 31, 1997 to $.2 million for the quarter ended March 31, 1998. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs. As a percentage of net revenue, other expenses increased from 1.6% for the quarter ended March 31, 1997 to 2.6% for the quarter ended March 31, 1998. This increase was caused primarily by the addition of the 18 internally developed Dental Centers and the 28 acquired Dental Centers.

         General and Administrative Expenses. General and administrative expenses, including corporate depreciation and amortization, increased 126.8% from $.4 million for the quarter ended March 31, 1997 to $.9 million for the quarter ended March 31, 1998. This increase was caused primarily by professional fees increasing due to the change from a private to a publicly-held company and corporate administrative salaries, rent and insurance costs due to the growth of the Company. As a percentage of net revenue, general and administrative expenses increased from 11.1% for the quarter ended March 31, 1997 to 12.1% for the quarter ended March 31, 1998. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Interest income, net. Interest income, net increased from $5,749 for the quarter ended March 31, 1997 to $.5 million for the quarter ended March 31, 1998. The increase in interest income and the decrease in interest expense was caused primarily by an increase in interest earned on the Company's invested cash equivalents and the reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

         Income Taxes. Income taxes increased $.6 million. This increase was attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and, therefore, income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of its public offering.

C.  LIQUIDITY AND CAPITAL RESOURCES

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 2,200,000 shares of Common Stock offered by the Company were approximately $15.1 million (after deducting underwriting discounts and commissions and offering expenses). On September 22, 1997, the Company completed its secondary public offering of Common Stock. The net proceeds to the Company from the sale of 1,900,000 shares of Common Stock offered by the Company were approximately $41.9 million (after deducting underwriting discounts and commissions and offering expenses). As of March 31, 1998, the Company used a portion of the net proceeds from the two offerings for the repayment of: (i) $3.9 million for notes payable utilized and issued as consideration for acquisitions by the Company prior to the initial public offering; (ii) $449,000 for equipment lease and working capital; (iii) $5.9 million for acquisitions; and (iv) $2.8 million for internally developed Dental Centers. As of March 31, 1998, the Company had net proceeds of approximately $43.9 million remaining from the two offerings including $2.0 million from the Company's initial public offering.

         The Company has a revolving credit facility with Barnett Bank of Florida ("Barnett") which provides an aggregate of $15.0 million for general working capital needs and expansion of Dental Centers. As of March 31, 1998, the Company had available the entire $15.0 million for borrowing.

         During the first quarter ended March 31, 1998, the Company and the Coast P.A. added eight acquired Dental Centers located in central Florida and the Nashville, Tennessee market. The combined purchase price for these acquired Dental Centers was $1.5 million, consisting of $1.3 million in cash and $.2 million in promissory notes. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $1.3 million for 1997.

         During the first quarter ended March 31, 1998, the Company added nine internally developed Dental Center in Florida and Georgia at an average cost of approximately $200,000, which includes the cost of equipment, leasehold improvements and an agreed upon $50,000 payment (per Dental Center) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

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

         On March 6, 1998, the Company announced that it had reached an agreement with Mid-Coast Dental Services, Inc., a Virginia corporation ("MCDS") to provide financing for the development of Dental Centers in Virginia. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement is to be based on an agreed upon formula which is expected to approximate the fair value of MCDS. As of March 31, 1998, no advances have been made by the Company to MCDS in connection with the agreement.

         The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in future costs could have a significant impact on the Company. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as 00. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that will be affected by the Year 2000 issue. The Company has implemented a plan of action which it believes will make its computer systems Year 2000 compliant. The Company believes that the expense associated with these actions is immaterial in respect to the Company's financial condition.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the successful expansion of the Coast Dental network in new and existing markets through the addition of internally developed and acquired Dental Centers in accordance with the Company's growth strategy; (ii) the Company's liquidity and capital resources; (iii) the Company's financing opportunities and plans and (iv) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (i) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop Dental Centers; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business and in acquisitions; (vi) any inability of the Company to successfully conduct its business in new markets; (vii) any adverse impact on the Company's margins due to an expected increase in the percentage of internally developed Dental Centers as a percentage of all Dental Centers, or to costs associated with increased growth or increased managed care business having lower margins (viii) the continued relationship with and success of the Company's professional association customers and their continued ability to grow in conjunction with the Company's growth; (ix) any inability of the Company to meet or exceed analysts expectations in any future period; (x) any decrease in overall average Dental Center revenue of the Company resulting from internally developed Dental Centers and (xi) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities during the First Quarter

         During the quarter ended March 31, 1998, the Company issued a non-negotiable promissory note in the amount of $25,000 to Sunrise Dental as part of the purchase price in connection with the Company's purchase of the allowable assets on February 25, 1998. The Company does not believe that the promissory note issued in this transaction is a security as defined by Section 2(1) of the Securities Act. However, in the event the promissory note is deemed to be a security this transaction was exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because it did not involve any public offering.

(d)  Use of Proceeds

         Incorporated herein by reference to Section C, Liquidity and Capital Resources, of Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q with respect to the Company's use of proceeds for its February and September 1997 public offerings.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

         See Exhibit Index.

(B)  REPORTS ON FORM 8-K.

         None.

                           COAST DENTAL SERVICES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on May 14, 1998.

                          COAST DENTAL SERVICES, INC.



                          By: /s/ DR. TEREK DIASTI, DVM
                             ---------------------------------------------------
                               DR. TEREK DIASTI, DVM
                               Chief Executive Officer and Chairman of the Board Officer (Principal Executive Officer)
                               (Principal Executive Officer)

                          By: /s/ JOSEPH R. SMITH
                             ---------------------------------------------------
                               JOSEPH R. SMITH
                               Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT NUMBER       EXHIBIT DESCRIPTION
--------------       -------------------
27                   Financial Data Schedule for the quarter ended March 31,
                     1998 (for SEC use only)