Form 10-Q
period 1998-06-30
COAST DENTAL SERVICES INC
filed 1998-08-14
CIK 1018920

------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

------------------------------------------------------------------------------


                                   FORM 10-Q

  (Mark One)
     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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


2502 NORTH ROCKY POINT DRIVE, SUITE 1000
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

         Total number of shares of outstanding Common Stock as of August 6, 1998: 7,621,758

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
                                                                                                    (UNAUDITED)
                                                                             DECEMBER 31,             JUNE 30,
                                                                                1997                   1998
---------------------------------------------------------------------------------------------------------------

                                     ASSETS

Current assets:
  Cash and cash equivalents............................................      $46,343,591            $37,616,584
  Management fee receivable from P.A...................................        2,418,689              3,357,261
  Supplies, inventory, and small tools.................................          799,869              1,659,910
  Prepaid expenses and other assets....................................          268,253                694,211
                                                                             -----------            -----------
    Total current assets...............................................       49,830,402             43,327,966
Property and equipment, net............................................        6,047,993             11,478,747
Non-compete agreement, net of amortization of $208,763
  and $274,239, respectively...........................................          949,393                883,917
Dental services agreement, net of amortization of $228,140
  and $466,887, respectively...........................................        7,744,098             12,332,825
Note receivable from P.A...............................................               --                210,218
Other assets...........................................................          246,989                747,624
                                                                             -----------            -----------
    Total assets.......................................................      $64,818,875            $68,981,297
                                                                             ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................      $ 1,053,310            $ 1,916,357
  Other accrued expenses...............................................          699,778              1,216,544
  Current maturities of debt...........................................          454,330                395,705
                                                                             -----------            -----------
    Total current liabilities..........................................        2,207,418              3,528,606
Long-term debt, excluding current maturities...........................        1,040,623              1,330,685
Deferred tax liability.................................................          176,742                176,742
                                                                             -----------            -----------
    Total liabilities..................................................        3,424,783              5,036,033
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued........................................................               --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    7,613,354 and 7,621,758, shares issued and outstanding,
    respectively.......................................................            7,613                  7,622
  Additional paid-in capital...........................................       58,322,926             58,426,104
  Retained earnings....................................................        3,065,953              5,600,287
                                                                             -----------            -----------
                                                                              61,396,492             64,034,013
    Less:  treasury stock..............................................            2,400                 88,749
                                                                             -----------            -----------
    Total stockholders' equity.........................................       61,394,092             63,945,264
                                                                             -----------            -----------
    Total liabilities and stockholders' equity.........................      $64,818,875            $68,981,297
                                                                             ===========            ===========

                  See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                 CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)

----------------------------------------------------------------------------------------------------------------
                                                      QUARTER ENDED                       SIX MONTHS ENDED
                                                        JUNE 30                               JUNE 30,
                                               ---------------------------          ----------------------------
                                                   1997            1998                 1997             1998
----------------------------------------------------------------------------------------------------------------
Net revenue..................................  $4,414,346       $8,072,108          $7,936,437       $15,360,487
Dental Center expenses:
  Staff salaries.............................   1,382,696        2,655,601           2,413,732         4,828,109
  Dental supplies and lab fees...............     589,726        1,168,428           1,159,947         2,211,942
  Advertising................................     266,516          487,992             506,714           944,063
  Rent.......................................     452,210          962,034             765,872         1,719,704
  Depreciation...............................     102,604          268,601             195,441           511,803
  Other......................................     111,625          206,530             168,163           396,180
                                               ----------       ----------          ----------       -----------
    Total Dental Center expenses.............   2,905,377        5,749,186           5,209,869        10,611,801
                                               ----------       ----------          ----------       -----------
    Gross profit.............................   1,508,969        2,322,922           2,726,568         4,748,686
General and administrative expenses..........     418,903          807,683             751,136         1,533,094
Depreciation and amortization................      87,042          190,853             143,391           349,979
                                               ----------       ----------          ----------       -----------
    Operating profit ........................   1,003,024        1,324,386           1,832,041         2,865,613
Interest income, net.........................     108,633          455,279             114,381           988,919
                                               ----------       ----------          ----------       -----------
Income before income taxes...................   1,111,657        1,779,665           1,946,422         3,854,532
Income tax expense...........................     433,546          562,481             617,084         1,320,198
                                               ----------       ----------          ----------       -----------
Net income...................................  $  678,111       $1,217,184          $1,329,338       $ 2,534,334
                                               ==========       ==========          ==========       ===========

Pro forma income tax expense.................          --               --             142,021                --
                                               ----------       ----------          ----------       -----------
Pro forma net income.........................  $  678,111       $1,217,184          $1,187,317       $ 2,534,334
                                               ==========       ==========          ==========       ===========

Basic earnings per share.....................  $      .12       $      .16          $      .26       $       .33
                                               ==========       ==========          ==========       ===========
Pro forma basic earnings per share...........  $      .12       $      .16          $      .23       $       .33
                                               ==========       ==========          ==========       ===========

Diluted earnings per share...................  $      .12       $      .16          $      .25       $       .33
                                               ==========       ==========          ==========       ===========
Pro forma diluted earnings per share.........  $      .12       $      .16          $      .23       $       .33
                                               ==========       ==========          ==========       ===========

Weighted average number of shares outstanding:
Basic........................................   5,731,420        7,621,084           5,210,797         7,616,034
                                               ==========       ==========          ==========       ===========
Diluted......................................   5,802,045        7,713,029           5,274,344         7,717,675
                                               ==========       ==========          ==========       ===========


                  See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

-------------------------------------------------------------------------------------------------------------
                                                                                      SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                -----------------------------
                                                                                    1997              1998
-------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...............................................................     $ 1,329,338      $  2,534,334
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation...........................................................         214,228           561,322
    Amortization...........................................................         124,603           300,459
    Forgiveness of notes receivable from stockholders......................         177,898                --
    Deferred income tax expense............................................          75,362                --
    Changes in operating assets and liabilities:
      Increase in management fee receivable from Coast P.A.................        (586,007)         (938,572)
      Increase in notes receivable from Coast P.A..........................        (373,798)         (210,218)
      Increase in supplies, inventory and small tools......................         (71,521)         (860,041)
      Increase in prepaid expenses and other assets........................        (347,880)         (425,958)
      Increase (decrease) in accounts payable and accrued expenses.........         (23,211)        1,379,813
                                                                                -----------      ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES..........................         519,012         2,341,139

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.....................................................        (387,176)       (5,217,953)
  Acquired assets, including intangible assets.............................      (3,573,966)       (5,597,833)
  Increase in other assets.................................................         (74,151)         (500,635)
                                                                                -----------      ------------
        NET CASH USED IN INVESTING ACTIVITIES..............................      (4,035,293)      (11,316,421)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial offering...........................................      16,368,000                --
  Payment of capitalized costs.............................................        (805,131)               --
  Proceeds from exercise of stock options..................................              --           103,187
  Proceeds from notes payable..............................................         351,000           678,230
  Payments on notes payable................................................      (4,096,408)         (405,208)
  Payments on capital leases...............................................         (91,162)          (41,585)
  Purchase of treasury stock...............................................              --           (86,349)
  Distribution to stockholders.............................................        (642,636)               --
                                                                                -----------      ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES..........................      11,083,663           248,275
                                                                                -----------      ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS...........................       7,567,382        (8,727,007)
Cash and cash equivalents at beginning of period...........................         540,790        46,343,591
                                                                                -----------      ------------
Cash and cash equivalents at end of period.................................     $ 8,108,172      $ 37,616,584
                                                                                ===========      ============

Supplemental schedule of cash flow information:
  Cash paid for interest...................................................     $   113,702      $     48,123
                                                                                ===========      ============
  Cash paid for income taxes...............................................     $   666,000      $    952,500
                                                                                ===========      ============


                  See Condensed Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
              CONDENSED NOTES TO FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.        BASIS OF PRESENTATION

         The accompanying Condensed Financial Statements are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 1997.

        In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Operations for the six months ended June 30, 1997 have been reclassified to conform to the June 30,1998 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Coast Dental Services, Inc. (the "Company") annual Financial Statements and notes thereto.

NOTE 2.        EARNINGS PER SHARE

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

NOTE 3.        INCOME TAXES

         Upon completion of the initial public offering, the Company terminated its status as an S Corporation. The pro forma income tax adjustment represents a provision for federal and state income taxes at the statutory rate in effect for the period presented (at an effective rate of 38.5%) as if the Company had not been treated as an S Corporation. On February 11, 1997, the Company completed its initial public offering of Common Stock and automatically converted from an S Corporation to a C Corporation becoming obligated to pay federal and state income taxes.

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

NOTE 4.        SIGNIFICANT EVENTS

         The Company and the Coast Florida P.A. entered into purchase agreements with the following dental practices whereby the Company acquired all of the tangible assets of the dental practices and the Coast Florida P.A. acquired the professional assets, principally patient lists:

                                                        THE                               ALLOCATION
                                                     COMPANY'S          ALLOCATION       TO SERVICES
         ACQUISITION                                  PURCHASE          TO TANGIBLE      AND SUPPORT
            DATE                 LOCATION              PRICE              ASSETS          AGREEMENT
         -----------         ------------------      ---------          -----------      -----------
         04/22/98            Cape Coral, FL          $ 382,500          $    60,000      $   322,500
         05/04/98            Fort Myers, FL            215,000               75,000          140,000
         05/29/98            St. Augustine, FL         148,000               45,000          103,000
         06/01/98            Homosassa, FL*            800,000              100,000          700,000
         06/01/98            Leesburg, FL              350,000               60,000          290,000
         06/15/98            Sebring, FL               467,100               75,000          392,100

*Two locations in the Homosassa, FL acquisition.

         During the quarter ended June 30, 1998, the Company opened nine internally developed Dental Centers, four in Florida and five in Georgia, at an estimated cost of approximately $200,000 each. This cost includes the cost of equipment, leasehold improvements and an agreed upon $50,000 payment (per Dental Center) to the Coast P.A. ("Coast P.A." refers collectively to the Coast Florida P.A., the Coast Georgia P.A. and the Coast Tennessee P.A.) to open the additional Dental Centers thus expanding the Services and Support Agreements to include the new internally developed Dental Centers.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  OVERVIEW

        The Company opened its first Dental Center in May 1992 and since then has opened 38 internally developed Dental Centers and added 52 acquired Dental Centers located in Florida, Georgia and Tennessee. The Company derives its revenue through fees earned from the Coast P.A. ("Coast P.A." refers collectively to the Coast Florida P.A., the Coast Georgia P.A. and the Coast Tennessee P.A.) for providing management services and support at the Dental Centers. As of June 30, 1998, 80 licensed Dentists (the "Affiliated Dentists") were employed by the Coast P.A. servicing over 500,000 patients. The Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers.

        Pursuant to the Services and Support Agreement with a Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Affiliated Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. ranged from 76.0% of the Dental Centers' gross revenue, net of refunds and discounts to 74.0%. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time through mutual agreement due to changes in anticipated financial operating expenses incurred at the Dental Centers or the Coast P.A. Effective June 1, 1997, the Company agreed to pay a Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center it commits to open, in consideration for such Coast P.A.'s agreement to expand the Services and Support Agreements to include the new internally developed Dental Centers.

        The Company opened 12 internally developed Dental Centers prior to 1997, nine in 1997 and 18 during the first six months of 1998 in Florida and Georgia. The average cost to the Company of an internally developed Dental Center has been approximately $200,000 which includes the cost of equipment, leasehold improvements and an agreed upon $50,000 payment (per Dental Center) to a Coast P.A. If the Company adds a significant number of internally developed Dental Centers during a quarter, the Company's margins may be impacted. However, at internally developed Dental Centers, profitability to the Company has been attained in an average of three to four months from the opening. The Company's growth strategy will continue to include acquisitions in select areas, however, the percentage of internally developed Dental Centers, as a percentage of all Dental Centers, is expected to increase during the remainder of 1998. Management believes that this strategy is an effective use of its working capital and provides for a more cost effective form of expansion.

        The Company and the Coast P.A. added 17 acquired Dental Centers in 1996, 20 in 1997, 15 during the first six months of 1998 located in Florida and the Nashville, Tennessee market. The purchase price for these Dental Centers consisted of $8.8 million in cash, $4.8 million in promissory notes, $.2 million in assumed liabilities and $.1 million of the Company's Common Stock (5,979 shares). Had the 1997 and 1998 acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $8.2 million and $1.2 million for 1997 and the six months ended June 30, 1998, respectively.

B.  RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for periods indicated. The performance of the Company during these periods are not indicative of future financial results or conditions.

                                                                       Percentage of Net Revenue
                                                       Quarter Ended June 30,           Six Months Ended June 30,
                                                       ----------------------           ---------------------------
                                                        1997            1998              1997               1998
                                                       ------         -------           ---------           -------
Net revenue....................................         100.0%          100.0%             100.0%           100.0%
Dental Center expenses:
  Staff salaries...............................          31.3            32.9               30.4             31.4
  Dental supplies and lab fees.................          13.4            14.5               14.6             14.4
  Advertising..................................           6.0             6.0                6.4              6.1
  Rent.........................................          10.2            11.9                9.7             11.2
  Depreciation.................................           2.3             3.3                2.5              3.3
  Other........................................           2.6             2.6                2.0              2.6
                                                       ------         -------          ---------           ------
    Total Dental Center expenses...............          65.8            71.2               65.6             69.0
                                                       ------         -------          ---------           ------
    Gross profit...............................          34.2            28.8               34.4             31.0
General and administrative.....................           9.5            10.0                9.5             10.0
Depreciation and amortization..................           2.0             2.4                1.8              2.3
                                                       ------         -------          ---------           ------
    Operating profit...........................          22.7            16.4               23.1             18.7
Interest income, net...........................           2.5             5.7                1.4              6.4
                                                       ------         -------          ---------           ------
Income before income taxes.....................          25.2            22.1               24.5             25.1
Income tax expense.............................           9.8             7.0                7.8              8.6
                                                       ------         -------          ---------           ------
Net income.....................................          15.4            15.1               16.7             16.5
                                                       ======         =======          =========           ======

Pro forma income tax expense...................            --              --                1.7               --
                                                       ------         -------          ---------           ------
Pro forma net income...........................          15.4%           15.1%              15.0%            16.5%
                                                       ======         =======          =========           ======

         Net Revenue. For the quarter and six months ended June 30, 1997 and 1998, net revenue increased $3,657,762 from $4,414,346 to $8,072,108 and
$7,424,050 from $7,936,437 to $15,360,487, respectively. This increase was primarily due to the increase in net revenue attributable to the 29 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 35 acquired Dental Centers and the 27 internally developed Dental Centers. Additionally, increases in net revenue are primarily driven by increases in patient visits. For the quarter and six months ended June 30, 1997 and 1998, patient visits for the Dental Centers increased 98.7% from 53,310 to 105,959 and 101.6% from 94,734 to 191,020, respectively.

         Staff Salaries. For the quarter and six months ended June 30, 1997 and 1998, staff salaries increased $1,272,905 from $1,382,696 to $2,655,601 and
$2,414,377 from $2,413,732 to $4,828,109, respectively. This increase was primarily caused by an increase in Dental Center regional management and Dental Center staffing due to the addition of internally developed and acquired Dental Centers. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency. Staff salaries include the compensation paid to administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers.

         Dental Supplies and Lab Fees. For the quarter and six months ended June 30, 1997 and 1998, dental supplies and lab fees increased $578,702 from $589,726 to $1,168,428 and $1,051,995 from $1,159,947 to $2,211,942, respectively. This increase was caused primarily by the increase in patient visits and dental services provided at the 29 comparable Dental Centers, the 35 acquired Dental Centers and the 27 internally developed

Dental Centers. Dental supplies and lab fees as a percent of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Advertising. For the quarter and six months ended June 30, 1997 and 1998, advertising increased $221,476 from $266,516 to $487,992 and $437,349 from $506,714 to $944,063, respectively. This increase was caused primarily by implementation of a more aggressive advertising program in markets where internally developed Dental Centers were opened.

         Rent. For the quarter and six months ended June 30, 1997 and 1998, rent increased $509,824 from $452,210 to $962,034 and $953,832 from $765,872 to
$1,719,704, respectively. This increase was caused primarily by the addition of the internally developed and acquired Dental Centers. The acquired Dental Centers also typically have a higher rent expense.

         Depreciation. For the quarter and six months ended June 30, 1997 and 1998, depreciation increased $165,997 from $102,604 to $268,601 and $316,362 from $195,441 to $511,803, respectively. This increase was primarily caused by the increase in fixed assets from the acquired and internally developed Dental Centers.

         Other Expenses. For the quarter and six months ended June 30, 1997 and 1998, other expenses increased $94,905 from $111,625 to $206,530 and $228,017 from $168,163 to $396,180, respectively. This increase was caused primarily by the increase in insurance costs, credit card discounts and other costs associated with acquired and internally developed Dental Centers.

         General and Administrative Expenses. For the quarter and six months ended June 30, 1997 and 1998, general and administrative expenses increased $388,780 from $418,903 to $807,683 and $781,985 from $751,136 to $1,533,094, respectively. This increase was caused primarily by corporate administrative salaries, rent and insurance costs due to the growth of the Company.

         Depreciation and Amortization. For the quarter and six months ended June 30, 1997 and 1998, depreciation and amortization increased $103,811 from $87,042 to $190,853 and $206,588 from $143,391 to $349,979, respectively. The increase is primarily associated with the expansion of the corporate headquarters and the amortization of service agreements and other intangibles acquired.

         Interest Income, net. For the quarter and six months ended June 30, 1997 and 1998, interest income, net increased $346,646 from $108,633 to $455,279 and $874,538 from $114,381 to $988,919, respectively. The increase in interest income and decrease in interest expense was caused primarily by an increase of the Company's invested cash balances and the reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

         Income Taxes. For the quarter and six months ended June 30, 1997 and 1998, income tax expense increased $128,935 from $433,546 to $562,481 and $703,114 from $617,084 to $1,320,198, respectively. The increase was attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of the public offering.

C.  LIQUIDITY AND CAPITAL RESOURCES

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The net proceeds to the Company from the sale of the 2,200,000 shares of Common Stock offered by the Company were approximately $15.1 million (after deducting underwriting discounts and commissions and offering expenses). On September 22, 1997, the Company completed its secondary public offering of Common Stock. The net proceeds to the Company from the sales of 1,900,000 shares of Common Stock offered by the Company were approximately $41.9 million (after deducting underwriting discounts and commissions and offering expenses).

         The Company has a revolving credit facility with Barnett Bank of Florida which provides an aggregate of $15.0 million for general working capital needs and expansion of Dental Centers. As of June 30, 1998, the

Company had available the entire $15.0 million for borrowing.

         During the quarter ended June 30, 1998, the Company and the Coast Florida P.A. added seven acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers consisted of $1.7 million in cash and $.7 million in promissory notes. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $3.1 million and $1.2 million for 1997 and the six months ended June 30, 1998, respectively.

         During the quarter ended June 30, 1998, the Company added nine internally developed Dental Centers in Florida and Georgia at an average cost of approximately $200,000, which includes the cost of equipment, leasehold improvements and an agreed upon $50,000 payment (per Dental Center) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreement to include the new internally developed Dental Centers.

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

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as 00. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. The Company has implemented a plan of action which it believes will result in the Company's computer systems being Year 2000 compliant by June 30, 1999. The cost associated with this plan is not expected to be material in respect to the Company's financial condition.

         The Company has also prepared and is in the process of implementing a risk management plan to verify Year 2000 readiness of any third party that could cause a material impact on the Company. However, there can be no assurances that computers systems of third parties will not have a material adverse effect on the Company's operations.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers and repayment of certain debts, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 1999. Thereafter, it is anticipated by the Company that through such time future acquisitions and expansion will be funded primarily with cash on hand, cash flow from operations and, if necessary, borrowings under the revolving line of credit. Thereafter, or in the event the Company expands at a more rapid rate, the Company would seek to finance growth through other credit sources, and where desirable, funding from the sale of debt or equity securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

              SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the continued expansion of the Coast Dental network in new and existing markets through the addition of internally developed and acquired Dental Centers in accordance with the Company's growth strategy; (ii) the Company's liquidity and capital resources; (iii) the Company's financing opportunities and plans and (iv) the Company's future performance and operating results. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following: (I) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company; (ii) any material inability of the Company to successfully internally develop Dental Centers and to obtain profitability in a similar manner to historical performance; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business and in acquisitions; (vi) any inability of the Company to successfully conduct its business in new markets; (vii) any adverse impact on the Company's margins due to an expected increase in the percentage of internally developed Dental Centers as a percentage of all Dental Centers, or to costs associated with increased growth or increased managed care business having lower margins
(viii) the continued relationship with and success of the Company's professional association, grow and add qualified dentists to staff Dental Centers in conjunction with the Company's growth and a Coast P.A.'s ability to successfully recruit, hire and maintain relationships with the dentists they employ; (ix) any inability of the Company to meet or exceed analysts expectations in any future period; (x) any decrease in overall average Dental Center revenue of the Company resulting from internally developed Dental Centers and (xi) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities during the Second Quarter

         During the quarter ended June 30, 1998, the Company issued non-negotiable promissory notes in the aggregate sum of $655,500 to six sellers as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices. The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

(d)   Use of Proceeds

         Incorporated herein by reference to Section C, Liquidity and Capital Resources, of Part I, Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations, of this Form 10-Q with respect to the Company's use of proceeds for its February and September 1997 public offerings. As of June 30, 1998, the Company has used all proceeds from its initial public offering on February 11, 1997.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Coast Dental Services, Inc. was held on May 8, 1998. Each share of Common Stock entitled its holder to one vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 7,130,757 shares of common stock voted on the matters described below.

         (1) The stockholders elected, pursuant to the following vote, Dr. Adam Diasti to the Company to hold office until his term expires and until his successor has been duly elected and qualified. Dr. Diasti received 7,111,319 votes and 19,438 shares abstained.

         (2) The stockholders approved the proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year 1998. Deloitte and Touche LLP received 7,113,707 votes, 4,350 votes against and 12,700 votes abstained.

ITEM 5.  OTHER INFORMATION

Notice of Shareholder Proposal Deadline Date Under New Proxy Rule 14a-4 for the 1999 Annual Meeting

         The Company hereby notifies all shareholders that March 3, 1999 (the "Deadline") is the date after which notice of a shareholder sponsored proposal for consideration at the Company's 1999 meeting of shareholders (other than in respect of a nominee for election to the Board of Directors) submitted outside the processes of Rule 14a-8 under the Securities Exchange Act of 1934, as amended, will be considered untimely under the new proxy Rule 14a-4(c)(1) issued by the Securities and Exchange Commission. A proposal submitted outside the processes of Rule 14a-8 is any shareholder proposal submitted for presentation at the next annual meeting of shareholders but not submitted for inclusion in the Company's proxy statement. Under Rule 14a-4(c)(1), if a proponent fails to notify the Company by the Deadline, then the management proxies will be permitted to use their discretionary voting authority if such proposal is raised at the annual meeting, without any discussion of the matter in the proxy statement. With respect to shareholder proposals for consideration for inclusion in the Company's proxy statement for the 1999 annual meeting of shareholders, such shareholder proposals are still required to be submitted to the Company no later than December 18, 1998 as previously stated in the Company's April 17, 1998 proxy statement.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS
         See Exhibit Index.

(B) REPORTS ON FORM 8-K.
         None.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on August 14, 1998.



                     COAST DENTAL SERVICES, INC.



                     By: /s/ DR. TEREK DIASTI, DVM
                        ------------------------------------------------------
                             DR. TEREK DIASTI, DVM
                             Chief Executive Officer and Chairman of the Board (Principal Executive Officer)


                     By: /s/ JOSEPH R. SMITH
                        ------------------------------------------------------
                             JOSEPH R. SMITH
                             Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER             EXHIBIT DESCRIPTION
--------------             -------------------
11.1                       Computation of Per Share Earnings

27                         Financial Data Schedule for the quarter ended June 30, 1998 (for SEC use only)