Form 10-Q
period 1998-09-30
COAST DENTAL SERVICES INC
filed 1998-11-10
CIK 1018920

-------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

-------------------------------------------------------------------------------


                                   FORM 10-Q

     (Mark One)
         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1998

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

         Total number of shares of outstanding Common Stock as of
         November 6, 1998:  7,621,758

PART 1 - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                         COAST DENTAL SERVICES, INC.
                           CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------
                                                                                                   (UNAUDITED)
                                                                             DECEMBER 31,         SEPTEMBER 30,
                                                                                 1997                 1998
---------------------------------------------------------------------------------------------------------------
                                                     ASSETS
Current assets:
  Cash and cash equivalents............................................      $46,343,591            $33,314,394
  Management fee receivable............................................        2,418,689              4,611,823
  Supplies, inventory, and small tools.................................          799,869              1,998,546
  Prepaid expenses and other assets....................................          268,253                931,811
                                                                             -----------            -----------
    Total current assets...............................................       49,830,402             40,856,574
Property and equipment, net............................................        6,047,993             14,325,688
Non-compete agreement, net of amortization of $208,763
  and $301,367, respectively...........................................          949,393                851,179
Dental services agreement, net of amortization of $228,140
  and $665,541, respectively...........................................        7,744,098             17,799,602
Note receivable from the Coast P.A.....................................               --                529,218
Other assets...........................................................          246,989                872,491
                                                                             -----------            -----------
    Total assets.......................................................      $64,818,875            $75,234,752
                                                                             ===========            ===========

                                        LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.....................................................      $ 1,053,310            $ 1,828,902
  Other accrued expenses................................................         699,778              1,739,624
  Current maturities of debt...........................................          454,330              4,086,346
                                                                             -----------            -----------
    Total current liabilities..........................................        2,207,418              7,654,872
Long-term debt, excluding current maturities...........................        1,040,623              2,106,770
Deferred tax liability.................................................          176,742                176,742
                                                                             -----------            -----------
    Total liabilities..................................................        3,424,783              9,938,384
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued........................................................               --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    7,613,354 and 7,621,758, shares issued and outstanding,
    respectively.......................................................            7,613                  7,622
  Additional paid-in capital...........................................       58,322,926             58,426,104
  Retained earnings....................................................        3,065,953              6,951,391
                                                                             -----------            -----------
                                                                              61,396,492             65,385,117
    Less:  treasury stock..............................................            2,400                 88,749
                                                                             -----------            -----------
    Total stockholders' equity.........................................       61,394,092             65,296,368
                                                                             -----------            -----------
    Total liabilities and stockholders' equity.........................      $64,818,875            $75,234,752
                                                                             ===========            ===========


                  See Condensed Notes to Financial Statements.

                         COAST DENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF OPERATIONS (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------
                                                      QUARTER ENDED                       NINE MONTHS ENDED
                                                       SEPTEMBER 30,                         SEPTEMBER 30,
                                                  ---------------------                 ---------------------
                                                  1997             1998                 1997             1998
-----------------------------------------------------------------------------------------------------------------
Net revenue..................................  $5,624,239       $9,201,631          $13,560,677      $24,562,118
Dental Center expenses:
  Staff salaries.............................   1,746,135        3,115,560            4,159,867        7,943,669
  Dental supplies and lab fees...............     797,475        1,295,646            1,957,421        3,507,588
  Advertising................................     326,738          539,874              833,452        1,483,937
  Rent.......................................     624,100        1,126,039            1,389,972        2,845,743
  Depreciation...............................     151,909          272,951              347,350          784,754
  Other......................................     124,494          219,617              292,658          615,797
                                               ----------       ----------          -----------      -----------
    Total Dental Center expenses.............   3,770,851        6,569,687            8,980,720       17,181,488
                                               ----------       ----------          -----------      -----------
    Gross profit.............................   1,853,388        2,631,944            4,579,957        7,380,630
General and administrative expenses..........     528,056          797,486            1,279,193        2,330,580
Depreciation and amortization................     105,210          253,982              248,601          603,961
                                               ----------       ----------          -----------      -----------
    Operating profit ........................   1,220,122        1,580,476            3,052,163        4,446,089
Interest income, net.........................     116,535          349,106              230,916        1,338,025
                                               ----------       ----------          -----------      -----------
Income before income taxes...................   1,336,657        1,929,582            3,283,079        5,784,114
Income tax expense...........................     521,296          578,478            1,138,380        1,898,676
                                               ----------       ----------          -----------      -----------
Net income...................................  $  815,361       $1,351,104          $ 2,144,699      $ 3,885,438
                                               ==========       ==========          ===========      ===========

Pro forma income tax expense.................          --               --              142,021               --
                                               ----------       ----------          -----------      -----------
Pro forma net income.........................  $  815,361       $1,351,104          $ 2,002,678      $ 3,885,438
                                               ==========       ==========          ===========      ===========

Basic earnings per share.....................  $      .14       $      .18          $       .40      $       .51
                                               ==========       ==========          ===========      ===========
Pro forma basic earnings per share...........  $      .14       $      .18          $       .37      $       .51
                                               ==========       ==========          ===========      ===========

Diluted earnings per share...................  $      .14       $      .18          $       .39      $       .50
                                               ==========       ==========          ===========      ===========
Pro forma diluted earnings per share.........  $      .14       $      .18          $       .37      $       .50
                                               ==========       ==========          ===========      ===========

Weighted average number of shares outstanding:
Basic........................................   5,794,142        7,621,758            5,371,753        7,617,963
                                               ==========       ==========          ===========      ===========
Diluted......................................   5,948,389        7,672,458            5,470,080        7,712,796
                                               ==========       ==========          ===========      ===========

                  See Condensed Notes to Financial Statements.

                         COAST DENTAL SERVICES, INC.
                CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)


-----------------------------------------------------------------------------------------------------------------
                                                                                   NINE MONTHS ENDED
                                                                                      SEPTEMBER 30,
                                                                            --------------------------------

                                                                                 1997              1998
-----------------------------------------------------------------------------------------------------------------


-----------------------------------------------------------------------------------------------------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income .........................................................      $  2,144,699       $  3,885,438
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation .....................................................           379,050            858,710
    Amortization .....................................................           216,901            530,005
    Forgiveness of notes receivable from stockholders ................           177,898                 --
    Deferred income tax expense ......................................           196,440                 --
    Changes in operating assets and liabilities:
      Increase in management fee receivable ..........................        (1,151,142)        (2,193,134)
      (Increase) decrease in notes receivable from Coast P.A .........           224,041           (529,218)
      Increase in supplies, inventory and small tools ................          (143,135)        (1,198,677)
      Increase in prepaid expenses and other assets ..................          (272,928)          (663,558)
      Increase in accounts payable and accrued expenses ..............           862,899          1,815,438
      Increase in accrued offering expenses ..........................           576,886                 --
                                                                            ------------       ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ....................         3,211,609          2,505,004

CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ...............................................        (2,373,413)        (8,196,405)
  Acquired assets, including intangible assets .......................        (5,062,460)       (11,427,295)
  Increase in other assets ...........................................          (115,504)          (625,502)
                                                                            ------------       ------------
        NET CASH USED IN INVESTING ACTIVITIES ........................        (7,551,377)       (20,249,202)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial offering .....................................        16,368,000                 --
  Proceeds from secondary offering ...................................        42,655,000                 --
  Payment of capitalized costs .......................................        (1,814,878)                --
  Proceeds from exercise of stock options ............................            11,320            103,187
  Proceeds from issuance of common stock upon acquisition ............           100,000                 --
  Proceeds from notes payable ........................................           602,750          5,240,500
  Payments on notes payable ..........................................        (4,126,413)          (481,874)
  Payments on capital leases .........................................          (103,556)           (60,463)
  Purchase of treasury stock .........................................                --            (86,349)
  Distribution to stockholders .......................................          (642,636)                --
                                                                            ------------       ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES ....................        53,049,587          4,715,001
                                                                            ------------       ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .....................        48,709,819        (13,029,197)
Cash and cash equivalents at beginning of period .....................           540,790         46,343,591
                                                                            ------------       ------------
Cash and cash equivalents at end of period ...........................      $ 49,250,609       $ 33,314,394
                                                                            ============       ============

Supplemental schedule of cash flow information:
  Cash paid for interest .............................................      $    132,428       $     78,290
                                                                            ============       ============
  Cash paid for income taxes .........................................      $  1,040,000       $  1,799,500
                                                                            ============       ============

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

        In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Operations for the nine months ended September 30, 1997 have been reclassified to conform to the September 30, 1998 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Coast Dental Services, Inc. (the "Company") annual Financial Statements and notes thereto.

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

NOTE 3.  INCOME TAXES

         Upon completion of the initial public offering, the Company terminated its status as an S Corporation. The pro forma income tax adjustment represents a provision for federal and state income taxes at the statutory rate in effect for the period presented (at an effective rate of 39.0%) as if the Company had not been treated as an S Corporation. On February 11, 1997, the Company completed its initial public offering of Common Stock and automatically converted from an S Corporation to a C Corporation becoming obligated to pay federal and state income taxes.

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

NOTE 4.  SIGNIFICANT EVENTS

         The Company and the Coast P.A. ("Coast P.A." refers collectively to the Coast Florida P.A., the Coast Dental Services of Florida P.A., the Coast Dental Services of Georgia P.C. and the Coast Dental Services of Tennessee P.A.) entered into purchase agreements with dental practices located in the following markets whereby the Company acquired all of the tangible assets of the dental practices and the Coast P.A. acquired the professional assets, principally patient lists:



                                                         THE                            ALLOCATION
                                                      COMPANY'S       ALLOCATION       TO SERVICES
       ACQUISITION                                    PURCHASE       TO TANGIBLE       AND SUPPORT
           DATE                  LOCATION               PRICE          ASSETS           AGREEMENT
       -----------           ----------------        ----------      -----------       -----------
         08/01/98            Jacksonville, FL        $  810,000        $ 50,000         $  760,000
         09/01/98            Tallahassee, FL*         4,360,000         250,000          4,110,000

*Four locations in the Tallahassee, Florida acquisition.

         During the quarter ended September 30, 1998, the Company added three internally developed Dental Centers, two in Florida and one in Georgia, at an estimated cost of approximately $225,000 each.

NOTE 5.  SUBSEQUENT EVENTS

         The Company and the Coast P.A. entered into purchase agreements with a practice located in the following market whereby the Company acquired all of the tangible assets of the dental practice and the Coast P.A. acquired the professional assets, principally patient lists:



                                                         THE                            ALLOCATION
                                                      COMPANY'S       ALLOCATION       TO SERVICES
       ACQUISITION                                    PURCHASE       TO TANGIBLE       AND SUPPORT
           DATE                  LOCATION               PRICE          ASSETS           AGREEMENT
       -----------           -------------            ---------      -----------       -----------
         10/26/98            Melborne, FL*              $340,000       $ 50,000          $290,000


*Two locations in the Melborne, Florida acquisition.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  OVERVIEW

        Coast Dental Services, Inc. ("the Company") opened its first Dental Center in May 1992 and since then has opened 41 internally developed Dental Centers and added 57 acquired Dental Centers located in Florida, Georgia and Tennessee. During the quarter, the Company consolidated two previously acquired Dental Centers into one location. The Company derives its revenue through fees earned from the Coast P.A. ("Coast P.A." refers collectively to the Coast Florida P.A., the Coast Dental Services of Florida P.A., the Coast Dental Services of Georgia P.C. and the Coast Dental Services of Tennessee P.A.) for providing management services and support at the Dental Centers pursuant to long-term services and support agreements (collectively "Services and Support Agreements"). As of September 30, 1998, 102 licensed Dentists (the "Affiliated Dentists") were employed by the Coast P.A. servicing over 600,000 patients. The Company expects to expand the Coast Dental Network ("Coast Dental Network" refers collectively to the Dental Centers and Affiliated Dentists) in new and existing markets through the addition of internally developed and acquired Dental Centers.

        Pursuant to the Services and Support Agreement with a Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Affiliated Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. are based upon a gross percentage of revenue which varies between markets.

        The Company opened 12 internally developed Dental Centers prior to 1997, nine in 1997 and 21 during the first nine months of 1998 in Florida and Georgia. The average cost to the Company of adding an internally developed Dental Center has been approximately $225,000. The Company and the Coast P.A. added 17 acquired Dental Centers in 1996, 20 in 1997, 20 during the first nine months of 1998 located in Florida and the Nashville, Tennessee market. The purchase price for these Dental Centers consisted of $12.4 million in cash, $6.4 million in promissory notes, $.2 million in assumed liabilities and $.1 million of the Company's Common Stock (5,979 shares). Had the 1997 and 1998 acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $13.0 million and $10.4 million for 1997 and the nine months ended September 30, 1998, respectively.

B.  RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for periods indicated. The performance of the Company during these periods are not indicative of future financial results or conditions.

                                                           Percentage of Net Revenue
                                       Quarter Ended September 30,          Nine Months Ended September 30,
                                       ---------------------------          -------------------------------
                                          1997              1998                1997              1998
                                         ------            ------              ------            ------
Net revenue .......................      100.0%            100.0%              100.0%            100.0%
Dental Center expenses:
  Staff salaries ..................       31.0              33.8                30.7              32.3
  Dental supplies and lab fees ....       14.2              14.1                14.4              14.3
  Advertising .....................        5.8               5.9                 6.1               6.0
  Rent ............................       11.1              12.2                10.3              11.6
  Depreciation ....................        2.7               3.0                 2.6               3.2
  Other ...........................        2.2               2.4                 2.2               2.5
                                         -----             -----               -----             -----
    Total Dental Center expenses ..       67.0              71.4                66.3              69.9
                                         -----             -----               -----             -----
    Gross profit ..................       33.0              28.6                33.7              30.1
General and administrative ........        9.4               8.7                 9.4               9.5
Depreciation and amortization .....        1.9               2.7                 1.8               2.5
                                         -----             -----               -----             -----
    Operating profit ..............       21.7              17.2                22.5              18.1
Interest income, net ..............        2.1               3.8                 1.7               5.4
                                         -----             -----               -----             -----
Income before income taxes ........       23.8              21.0                24.2              23.5
Income tax expense ................        9.3               6.3                 8.4               7.7
                                         -----             -----               -----             -----
Net income ........................       14.5              14.7                15.8              15.8
                                         =====             =====               =====             =====

Pro forma income tax expense ......         --                --                 1.0                --
                                         -----             -----               -----             -----
Pro forma net income ..............       14.5%             14.7%               14.8%             15.8%
                                         =====             =====               =====             =====

         Net Revenue. For the quarter and nine months ended September 30, 1997 and 1998, net revenue increased $3,577,392 from $5,624,239 to $9,201,631 and
$11,001,441 from $13,560,677 to $24,562,118, respectively. This increase was primarily due to the increase in net revenue attributable to the 42 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 26 acquired Dental Centers (including the two consolidated acquired Dental Centers) and the 30 internally developed Dental Centers. Additionally, increases in net revenue are primarily driven by increases in patient visits. For the quarter and nine months ended September 30, 1997 and 1998, patient visits for the Dental Centers increased 99.5% from 59,437 to 118,576 and 100.8% from 154,171 to 309,596, respectively.

         Staff Salaries. For the quarter and nine months ended September 30, 1997 and 1998, staff salaries increased $1,369,425 from $1,746,135 to $3,115,560 and $3,783,802 from $4,159,867 to $7,943,669, respectively. This increase was primarily caused by an increase in Dental Center regional management and Dental Center staffing due to the addition of internally developed and acquired Dental Centers. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency. Staff salaries include the compensation paid to administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers.

         Dental Supplies and Lab Fees. For the quarter and nine months ended September 30, 1997 and 1998, dental supplies and lab fees increased $498,171 from $797,475 to $1,295,646 and $1,550,167 from $1,957,421 to $3,507,588, respectively. This increase was caused primarily by the increase in patient visits and dental services provided at the 42 comparable Dental Centers, the 26 acquired Dental Centers and the 30 internally developed Dental Centers. Dental supplies and lab fees as a percent of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Advertising. For the quarter and nine months ended September 30, 1997 and 1998, advertising increased $213,136 from $326,738 to $539,874 and $650,485 from $833,452 to $1,483,937, respectively. This increase was caused primarily by implementation of a more aggressive advertising program in markets where internally developed Dental Centers were opened.

         Rent. For the quarter and nine months ended September 30, 1997 and 1998, rent increased $501,939 from $624,100 to $1,126,039 and $1,455,771 from
$1,389,972 to $2,845,743, respectively. This increase was caused primarily by the addition of the internally developed and acquired Dental Centers principally in Atlanta, Georgia, which generally has higher rent per office. The acquired Dental Centers also typically have a higher rent expense.

         Depreciation. For the quarter and nine months ended September 30, 1997 and 1998, depreciation increased $121,042 from $151,909 to $272,951 and $437,404 from $347,350 to $784,754, respectively. This increase was primarily caused by the increase in fixed assets from the acquired and internally developed Dental Centers.

         Other Expenses. For the quarter and nine months ended September 30, 1997 and 1998, other expenses increased $95,123 from $124,494 to $219,617 and $323,139 from $292,658 to $615,797, respectively. This increase was caused primarily by the increase in insurance costs, credit card discounts and other costs associated with acquired and internally developed Dental Centers.

         General and Administrative Expenses. For the quarter and nine months ended September 30, 1997 and 1998, general and administrative expenses increased $269,430 from $528,056 to $797,486 and $1,051,387 from $1,279,193 to
$2,330,580, respectively. This increase was caused primarily by corporate administrative salaries, rent and insurance costs due to the growth of the Company.

         Depreciation and Amortization. For the quarter and nine months ended September 30, 1997 and 1998, depreciation and amortization increased $148,772 from $105,210 to $253,982 and $355,360 from $248,601 to $603,961, respectively.
The increase is primarily associated with the expansion of the corporate headquarters and the amortization of service agreements and other intangibles acquired.

         Interest Income, net. For the quarter and nine months ended September 30, 1997 and 1998, interest income, net increased $232,571 from $116,535 to $349,106 and $1,107,109 from $230,916 to $1,338,025, respectively. The increase in interest income and decrease in interest expense was caused primarily by an increase of the Company's invested cash balances and the reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

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

         The Company has a revolving credit facility with Nations Bank (formerly, Barnett Bank of Florida) which provides an aggregate of $15.0 million for general working capital needs and expansion of Dental Centers. As of September 30, 1998, the Company had available the entire $15.0 million for borrowing.

        During the quarter ended September 30, 1998, the Company added three internally developed Dental Centers in Florida and Georgia at an average cost of approximately $225,000. The Company and the Coast P.A. added five acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers consisted of $3.6 million in cash and $1.6 million in promissory notes. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $5.0 million and $1.0 million for 1997 and the nine months ended September 30, 1997, respectively.

         On October 26, 1998, the Company and the Coast P.A. added two acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers consisted of $275,000 in cash and $65,000 in promissory notes. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $481,000 and $360,750 for 1997 and the nine months ended September 30, 1998, respectively.

         The cost of an acquired Dental Center is typically based in part upon a negotiated percentage of the Dental Center's historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. The Company plans to finance the addition of internally developed and acquired Dental Centers for the foreseeable future through a combination of bank financing, seller financing, issuance of Common Stock, cash flow from operations and net proceeds from the initial and secondary public offerings of the Company's Common Stock.

         The Company does not believe inflation has had a material impact on earnings during the past three years. Substantial increases in future costs could have a significant impact on the Company. If operating expenses increase, management believes it can recover increased costs by increasing prices to the extent deemed advisable considering competition.

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the year 2000 as 00. This could cause many computer applications to fail completely or to create erroneous results unless corrective measures are taken. The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. The Company has implemented a plan of action which it believes will result in the Company's computer systems and applications being Year 2000 compliant by June 30, 1999.

         The Company has also prepared and is in the implementation phase of a risk management plan to verify Year 2000 readiness of any third party that could cause a material impact on the Company. The Company has received some preliminary information concerning the status of third parties, and anticipates initiating more extensive inquiries with significant suppliers, insurance companies, utility companies and other third parties. However, there can be no assurances that computer systems of third parties will be Year 2000 compliant or that such third party systems will not fail due to noncompliance and result in the disruption of service to or by the Company which could in turn have a material adverse effect on the Company's operations.

         If the Company's or third party's computer systems or applications fail with respect to the Year 2000 issue there could be a material adverse effect on the Company's operations. Additionally, there can be no assurance that the systems of other companies on which the Company's systems rely will be timely converted, or that a failure to convert by another company, or a conversion that is incompatible with the Company's systems, would not have a material adverse effect of the business operations or financial performance of the Company. In particular, if third party providers, due to the Year 2000 issue, fail to provide the Company with supplies, reliable means of transporting supplies, sufficient electrical power and other utilities to sustain patient services or processing of patient claims, then any such failure could have a material adverse effect on the business operation and financial performance of the Company.

         The Company has not yet seen any need for contingency plans for the Year 2000 issue, but this need will be continuously monitored as the Company acquires more information about the preparations of its third party vendors. Some risks related to Year 2000 issue are beyond the control of the Company and its third parties. For example, the Company does not believe that it can develop a contingency plan which will protect the Company from a possible ripple effect throughout the entire economy that could be caused by problems of others with the Year 2000 issue.

         The Company estimates that the costs associated with the Year 2000 issue will be immaterial with respect to the Company's financial condition. However, there can be no guarantee that the actual costs won't differ materially from these estimates.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers and repayment of certain debts, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 1999. Therefore, it is anticipated by the Company that through such time future acquisitions and expansion will be funded primarily with cash on hand, cash flow from operations and, if necessary, borrowings under the revolving line of credit. Thereafter, or in the event the Company expands at a more rapid rate, the Company would seek to finance growth through other credit sources, and where desirable, funding from the sale of debt or equity securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

              SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute forward-looking statements within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The words expect, believe, goal, plan, intend, estimate and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, Management's Discussion and Analysis of Financial Condition and Results of Operations, and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things: (i) the continued expansion of the Coast Dental network in new and existing markets through the addition of internally developed and acquired Dental Centers in accordance with the Company's growth strategy; (ii) the Company's liquidity and capital resources; (iii) the Company's financing opportunities and plans; (iv) the Company's future performance and operating results and (v) the Company's and third party's Year 2000 readiness. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:
(I) any material inability of the Company to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs to the Company;
(ii) any material inability of the Company to successfully internally develop Dental Centers and to obtain profitability in a similar manner to historical performance; (iii) any adverse effect or limitations caused by Governmental regulations; (iv) any adverse effect on the Company's continued positive cash flow and abilities to obtain acceptable financing in connection with its growth plans; (v) any increased competition in business and in acquisitions; (vi) any inability of the Company to successfully conduct its business in new markets;
(vii) any adverse impact on the Company's margins due to increases in the percentage of internally developed Dental Centers as a percentage of all Dental Centers, or to costs associated with increased growth or increased managed care business having lower margins; (viii) any negative impact on the continued relationship with and success of the Company's managed professional associations, the Coast P.A.s ability to grow and add qualified dentists to staff Dental Centers in conjunction with the Company's growth and Coast P.A.'s ability to successfully recruit, hire, incentivize and maintain relationships with their dentists; (ix) any inability of the Company or companies in it's sector to meet or exceed analysts expectations in any future period; (x) any decrease in overall average comparable Dental Center revenue of the Company;
(xi) any loss of material managed care contracts; (xii) any inability of the Company to become Year 2000 compliant or the inability of third parties effecting the Company to become Year 2000 compliant and (xiii) other risks including those identified in the Company's filings with the Securities and Exchange Commission. The Company undertakes no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities during the Second Quarter

         During the quarter ended September 30, 1998, the Company issued non-negotiable promissory notes in the aggregate sum of $1,550,000 to two sellers as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices. The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because it did not involve any public offering.

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

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K
(A)  EXHIBITS
         See Exhibit Index.

(B)  REPORTS ON FORM 8-K.
         None.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on November 10, 1998.



                      COAST DENTAL SERVICES, INC.



                      By:  /s/ DR. TEREK DIASTI, DVM
                           ----------------------------------------------------
                               DR. TEREK DIASTI, DVM
                               Chief Executive Officer and Chairman of the Board (Principal Executive Officer)


                      By:  /s/ JOSEPH R. SMITH
                           ----------------------------------------------------
                               JOSEPH R. SMITH
                               Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT NUMBER             EXHIBIT DESCRIPTION
--------------             -------------------

11.1                       Computation of Per Share Earnings


27 Financial Data Schedule for the quarter ended September 30, 1998 (for SEC use only)