Form 10-K
period 1998-12-31
COAST DENTAL SERVICES INC
filed 1999-03-31
CIK 1018920

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
-------------------------------------------------------------------------------
                                   FORM 10-K
   (Mark One)
      [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the fiscal year ended December 31, 1998

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

                                 (813) 288-1999
              (Registrant's telephone number, including area code)

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

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 5, 1999, was approximately $32 million based upon the closing price of such shares on such date on the NASDAQ Stock Market's National Market. As of March 5, 1999, there were 7,622,524 shares of outstanding Common Stock.

                      DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 1999 Annual Meeting of Shareholders, which will be filed on or before April 30, 1999, are incorporated by reference in
Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

                          COAST DENTAL SERVICES, INC.
                        1998 ANNUAL REPORT ON FORM 10-K
                               TABLE OF CONTENTS


                                                                                                              PAGE
                                                                                                              ----
PART I
  Item 1.        Business..................................................................................     3

  Item 2.        Properties................................................................................     7

  Item 3.        Legal Proceedings.........................................................................     7

  Item 4.        Submission of Matters to a Vote of Security Holders.......................................     7

PART II
  Item 5.        Market of Registrant's Common Equity and Related Stockholder
                 Matters...................................................................................     8

  Item 6.        Selected Financial Data...................................................................     8

  Item 7.        Management's Discussion and Analysis of Financial Condition and
                 Results of Operations.....................................................................    10

  Item 7A.       Quantitative and Qualitative Disclosures About Market Risk................................    17

  Item 8.        Financial Statements and Supplementary Data...............................................    19

  Item 9.        Changes in and Disagreements with Accountants on Accounting
                 and Financial Disclosure..................................................................    38

PART III
  Item 10.       Directors and Executive Officers of the Registrant........................................    38

  Item 11.       Executive Compensation....................................................................    38

  Item 12.       Security Ownership of Certain Beneficial Owners and Management............................    38

  Item 13.       Certain Relationships and Related Transactions............................................    38

PART IV
  Item 14.       Exhibits, Financial Statement Schedules and Reports on Form 8-K...........................    38


                                  INTRODUCTION

         Unless the context otherwise requires, references in this document to "Coast Dental" or the "Company" refer to Coast Dental Services, Inc. and its predecessor; "Dental Centers" refer to dental offices managed or to be managed by the Company pursuant to a services and support agreement; "Coast Florida P.A.", "Coast Georgia, P.A." and "Coast Tennessee P.A." refer to the Florida, Georgia and Tennessee professional associations, respectively, which employ the dentists and hygienists providing dental services at the Dental Centers pursuant to a services and support agreement with the Company; "Coast P.A." refers collectively to the Coast Florida P.A., Coast Dental Services, P.A., Coast Dental Services of Georgia, P.C., Coast Dental Services of Tennessee, P.A. and any professional association or corporation, with which the Company has entered, or may enter, into a services and support agreement ("Services and Support Agreement"); "internally developed Dental Centers" refers to Dental Centers which are initially opened, developed and managed by the Company pursuant to a Services and Support Agreement with the Coast P.A.; "acquired Dental Centers" refers to Dental Centers resulting from the acquisition of an existing dental facility by the Company, combined with the acquisition by the Coast P.A. of the existing dental practice located at that facility; "Coast Dentists" refers to the licensed dentists employed by the Coast P.A. who provide dental services at the Dental Centers; and "Coast Dental Network" refers collectively to the Dental Centers and the Coast Dentists.


                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Coast Dental Services, Inc. (the "Company") was incorporated in August 1992 as Sunshine Health Services, Inc., a Florida corporation, and changed its name to Coast Dental, Inc. in August 1994. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc., a Delaware corporation, for the purpose of reincorporating the Company in the State of Delaware and changing its corporate name. The Company obtains its revenue from Coast P.A. for providing management services and support to the general dentistry practices at the Dental Centers.

         As of December 31, 1998, the Company provided management services to 104 Dental Centers located in Florida, Georgia and Tennessee. Of the 104 Dental Centers, 46 were internally developed and 58 were acquired by the Company. As of December 31, 1998, 107 Coast Dentists were employed by the Coast P.A., serving over 600,000 patients.

         The Company's goal is to develop a leadership position in the management of general dentistry practices throughout Florida, Georgia, Tennessee and the southeastern United States. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support to the Dental Centers. Pursuant to the Services and Support Agreement, the Company receives a percentage of the Coast P.A.'s gross patient revenue, net of refunds and discounts. A uniform operating model (the "Coast Operating Model") developed by the Company is utilized at the Dental Centers to increase productivity and maintain the low cost delivery of quality general dentistry services. The key elements of the Coast Operating Model are: (i) affiliating with general dental providers that focus on the most common, high volume dental products and procedures which lend themselves to cost-effective delivery; (ii) centralizing management and administrative responsibilities, thus allowing the Dentists to concentrate on delivering high quality dental care; (iii) facilitating the training of the Dental Center staff, including Dentists and hygienists, in the most efficient techniques for managing the delivery of high volume, quality dental services; and (iv) assisting with the implementation of marketing programs designed to meet the needs of each Dental Center. The Company plans to expand the Coast Dental Network to maximize economies of scale in management and administration, material procurement and marketing and to facilitate contracting with managed care companies. The Company plans to increase penetration in currently served regions and to expand into new contiguous markets in the southeastern United States through the addition of internally developed and acquired Dental Centers.

         As the Coast Dental Network has grown, an increasing percentage of the Coast Dentist's patient revenue has been derived from a growing managed care patient base. The Company believes that managed care companies are presently focused on increasing their revenue and gaining market share by offering a full range of health insurance options, including dental insurance. As a result, managed care companies are aggressively seeking to contract with dental providers that offer extensive regional coverage, have the ability to deliver dental services at managed care pricing levels, and possess the necessary management information systems and contract administration expertise. Accordingly, the Company believes that it is well positioned to gain an increased share of the managed care market as compared to sole practitioners and small dental group practices that generally do not have the resources to develop such capabilities or managed care relationships.

         The Company expects to continue to expand into new contiguous markets in the southeastern United States through the continued addition of internally developed and acquired Dental Centers. Of the 104 Dental Centers currently managed by the Company, 46 were internally developed and 58 were acquired by the Company. When the Company acquires an existing dental office, the Company acquires the assets to the extent permitted by law. Typically, the Company acquires the dental office lease as well as all dental and office equipment. The Coast P.A. acquires the patient lists and related assets, and typically enters into employment agreements with the acquired practice's dentists and hygienists to staff the Dental Center. When the Company internally develops Dental Centers, the Company provides the dental office location and the necessary equipment and support staff while the Coast P.A. provides dentists and dental hygienists. The patient lists are the property of the Coast P.A.

ACQUISITIONS AND DEVELOPMENTS

         The Company opened two internally developed Dental Centers both in 1992 and 1993, four in 1994, three in 1995, one in 1996, nine in 1997 and 25 in 1998 in Florida and Georgia. During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $4.3 million, consisting of $1.2 million in cash and $3.1 million in promissory notes. During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $5.9 million, consisting of $4.6 million in cash, $1.0 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). In 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida. The purchase price for these acquired Dental centers was $9.2 million, consisting of $6.9 million in cash and $2.3 million in promissory notes. During 1998, the Company consolidated two of its acquired Dental Centers into one Dental Center.

SERVICES AND OPERATIONS

         The Company is primarily responsible for the management and administrative functions of its Dental Centers, but does not provide dental care. The Company provides financial, accounting, billing, training, marketing assistance and collection services for the Coast P.A. and employs the Dental Center's management and administrative personnel. The Coast P.A. maintains full control over the dental practices of the Coast Dentists, employs the Coast Dentists and their hygienists and sets standards of care in order to promote the provision of quality dental care. The Coast P.A. is also responsible for compliance with state and local regulations of the practice of dentistry and with license or certification requirements. Each Coast Dentist is responsible for acquiring and maintaining professional liability insurance.

         The Company has entered into Services and Support Agreements with the Coast P.A. pursuant to which the Company is the exclusive business manager, to the extent allowable by law, of the Dental Centers. As Dental Centers are acquired or internally developed by the Company and the Coast P.A., the Dental Centers are generally expected to be governed by the existing Services and Support Agreements, subject to possible future modifications or amendments.

         As compensation for its management services under the current
Services and Support Agreements, the Coast P.A. pays the Company a monthly services and support fee based upon a percentage of the gross revenue, net of refunds and discounts, of the Dental Center. Dental Center expenses paid by the Company from the services and support fee include all operating and non-operating expenses incurred at the Dental Center except for the salaries and benefits of the Coast Dentists and dental hygienists. The Coast P.A. is owned and managed by Dr. Adam Diasti, a major shareholder, director and executive officer of the Company. See Item 7 "Management's Discussion and

Analysis of Financial Condition and Results of Operations" and Item 10 "Directors and Executive Officers of the Registrant." Any future modifications, amendments or revisions to the Services and Support Agreements will be approved in advance by the Audit Committee of the Company's Board of Directors, a majority of which consist of the independent outside directors of the Company. See Notes 2 and 12 to the Financial Statements for further information.

         The Company plans to continue to use the current form of its Services and Support Agreements to the extent possible and marketable, as it enters into new states or into arrangements with other dental practices. However, the terms of future agreements may differ according to market conditions and the statutory or regulatory requirements of the particular state in which the dental practice is located.

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

         The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of dentistry. Florida Law specifically prohibits non-professional corporations from employing dentists and dental hygienists, exercising control over patient records and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. Under Georgia law, dentists may be employed by corporations only if the entity is organized as a professional corporation or association whose shareholders or members are licensed dentists. Georgia dentists must maintain patient records that document the course of treatment and may not waive co-payment or bill a third party for more than the usual fee. The Company does not employ dentists or dental hygienists and does not exercise control over any prohibited areas. While Dr. Adam Diasti, a sole shareholder of Coast P.A., is also a major shareholder, director and officer of the Company, he acts independently when making decisions in these areas on behalf of the Coast P.A. and the Company has no control over his decisions in these areas.

         Some states, including Florida and Georgia, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services. Florida law specifically requires that dentists or their professional corporations maintain complete care, custody and control of all equipment and materials used in the practice of dentistry. The Services and Support Agreements between the Company and the Coast P.A. expressly provides that the Company shall not exercise control over any matters that would violate the requirements of the applicable state law.

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

         These laws have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. The Company's agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that review of the Company's business arrangements or the operation of the Dental Centers will not result in determinations that adversely affect the Company's operations or that the long-term Services and Support Agreements or certain of its provisions will not be held invalid and unenforceable.

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

SEASONALITY

         The Company has traditionally experienced its highest volume of patient visits during the first and last quarters of the year and its lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Seasonality for the period since January 1, 1995 has been mitigated by the increase in monthly capitation revenue from managed care contracts to the

Coast P.A., which represented 14.2% and 18.8% of total revenue to the Coast P.A. for the year ended December 31, 1997 and 1998, respectively.

SERVICE MARKS

         The Company believes its service marks are important to the Company. The Company has registered the service marks "Coast Dental" and the Company logo with the United States Patent and Trademarks Office.

EMPLOYEES

         As of December 31, 1998, the Company had approximately 569 full-time and part-time employees, of which approximately 43 were employed at the Company's headquarters and 526 employed at the Dental Centers. None of the Company's employees are employed under a collective bargaining agreement. The Company believes that its relationship with its employees is good.

ITEM 2.  PROPERTIES

         The Company presently leases an average of 2,100 square feet of office space for each of the Dental Centers. The typical lease for office space is for a term of approximately five years and generally provides for renewal options for additional years. The Company estimates that the renewal options will be exercised and the average lease term will be ten years. The average rental payments for a leased Dental Center are approximately $2,650 per month. The Company plans to continue to lease rather than purchase space for the Dental Centers to preserve the Company's available capital.

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


CURRENT LOCATIONS                                                                            NUMBER OF LOCATIONS
------------------                                                                           -------------------

         Southwest Florida...................................................................        13
         West Central Florida................................................................        31
         Central Florida.....................................................................        19
         Northeast Florida...................................................................        15
         Northwest Florida...................................................................         4
         Atlanta, Georgia....................................................................        16
         Nashville, Tennessee................................................................         6


ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material effect on its financial position.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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


         YEAR                                                                           HIGH              LOW
         ----                                                                           ----              ---

1997     First Quarter (beginning February 11, 1997).............................     $14.750           $ 8.000
         Second Quarter..........................................................      16.875            12.000
         Third Quarter...........................................................      30.000            14.000
         Fourth Quarter..........................................................      31.750            20.500
1998     First Quarter...........................................................      29.625            21.875
         Second Quarter..........................................................      27.875            13.188
         Third Quarter...........................................................      16.750             8.500
         Fourth Quarter..........................................................      12.750             9.750

         The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

         The closing bid price per share as of March 5, 1999 was $6.625 and there were approximately 84 shareholders of record as of that date. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

         Except for an S Corporation distribution (see Note 11 to the Financial Statements), the Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings for the operation and expansion of its business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future. In addition, the Company's existing bank credit facility restricts the Company's ability to declare or pay cash dividends on its Common Stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

SALES OF UNREGISTERED SECURITIES

         The Company issued non-negotiable promissory notes in the aggregate sum of $2.3 million to 12 sellers during 1998, as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices. The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because they did not involve any public offering.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data with respect to the Company's statements of income for the years ended December 31, 1994, 1995, 1996, 1997 and 1998 and the balance sheet data as of December 31, 1994, 1995, 1996, 1997 and 1998 are derived from the Financial Statements of the Company which have been audited by Deloitte & Touche LLP, independent accountants. The following data should be read in conjunction with the Financial Statements of the Company and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                 DECEMBER 31,
                                                               ----------------------------------------------
                                                               1994      1995      1996       1997       1998
                                                               ----      ----      ----       ----       ----
                                                                    (IN THOUSANDS, EXCEPT PER SHARE DATA)

STATEMENT OF INCOME DATA FOR THE YEAR:
Net revenue.................................................  $1,868    $3,325    $8,128    $20,035    $34,540
Income (loss) before cumulative effect of a change in
   accounting principle.....................................    (182)      225     1,403      3,409      4,171
Cumulative effect of a change in accounting
  principle.................................................      --        --        --         --        634
Net income (loss)...........................................    (182)      225     1,403      3,409      3,537
Pro forma net income (loss)(1)..............................    (109)      135       856      3,267      3,537

Basic Earnings per common share:
Income before cumulative effect of a change in
   accounting principle(2)..................................                                $   .57    $   .55
Cumulative effect of a change in accounting
  principle(2)..............................................                                $    --    $   .08
Net income (loss)(2)........................................                                $   .57    $   .47
Pro forma net income (loss)(2)..............................                                $   .55    $   .47

Diluted Earnings per common share:
Income before cumulative effect of a change in
   accounting principle(2)..................................                                $   .56    $   .54
Cumulative effect of a change in accounting
  principle(2)..............................................                                $    --    $   .08
Net income (loss)(2)........................................                                $   .56    $   .46
Pro forma net income (loss)(2)..............................                                $   .54    $   .46

Weighted average shares outstanding:
  Basic(2)..................................................                                  5,935      7,615
  Diluted(2)................................................                                  6,051      7,718

BALANCE SHEET DATA AT YEAR END:
Total assets................................................  $  914    $1,198    $7,969    $64,836    $71,502
Long-term debt, including current maturities................     385       608     4,649      1,495      2,920


(1) Pro forma adjusted to reflect a 39% income tax rate as if the Company were taxed for the entire year as a C Corporation from 1994 through 1997.

(2) The Company's initial public offering of stock was on February 11, 1997, accordingly, earnings per share and average share data are only provided for the years ended December 31, 1997 and 1998.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.       OVERVIEW

         The Company opened its first Dental Center in May 1992 and since then, has added 45 internally developed and 58 acquired Dental Centers. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support at the Dental Centers, located in Florida, Georgia and Tennessee. As of December 31, 1998, 107 Coast Dentists were employed by the Coast P.A., serving over 600,000 patients. The Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have ranged from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts since October 1, 1996. As a result of an adjustment in services and support fees approved by the Audit Committee, beginning in February 1999 the services and support fees are expected to average between 71.0% to 73.0% over the next several years. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the audit committee and the Coast P.A. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists. For the period June 1, 1997 through January 31, 1999, the Company paid the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center it committed to open, in consideration for the Coast P.A.'s agreement to expand the Services and Support Agreements to include the new internally developed Dental Centers. See Notes 2 and 12 to the Financial Statements for further information.

         The Company opened one internally developed Dental Center in 1996, nine in 1997 and 25 in 1998 in Florida and Georgia. The average cost to the Company of an internally developed Dental Center has been approximately $225,000, which included the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center, see Notes 2 and 12 to the Financial Statements) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreements to included the new internally developed Dental Centers. At internally developed Dental Centers, profitability to the Company has been attained in an average of three to six months from opening. The Company's growth strategy will continue to include acquisitions in select areas, however, the percentage of internally developed Dental Centers, as a percentage of all Dental Centers, is expected to increase in 1999. While this strategy is expected to result in slightly lower targeted revenue and operating margins in the short run, the Company does not expect that the same would adversely impact its targeted per share income. Management believes that the strategy of focusing on internally developed Dental Centers is an effective use of its working capital and provides for low cost expansion.

         During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $4.3 million, consisting of $1.2 million in cash and $3.1 in promissory notes. On a pro forma basis, had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $3.8 million.

         During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $5.9 million, consisting of $4.6 million in cash, $1.0 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). On a pro forma basis, had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $7.7 million and $3.8 million for 1996 and 1997, respectively.

         During 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida and Tennessee. The purchase price for these acquired Dental Centers was $9.2 million, consisting primarily of $6.9 million in cash and $2.3 million in promissory notes. On a pro forma basis, had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $9.8 million, $9.8 million and $5.2 million for 1996, 1997 and 1998, respectively. During 1998, the Company consolidated two of its acquired Dental Centers into one Dental Center.

         The Coast P.A. derives the majority of its revenue from a combination of sources, including fees paid by private patients, indemnity insurance reimbursements and capitation payments from managed care companies.

         The following table outlines the payor mix for the Coast P.A.'s revenue for the periods presented:

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                  --------------------------------------------
                                                                                  1996                1997                1998
                                                                                  --------------------------------------------

         Self-pay...........................................................       55%                 36%                  31%
         HMOs...............................................................       26                  43                   50
         Private insurers...................................................       17                  19                   18
         Medicaid...........................................................        2                   2                    1
                                                                                  ---                 ---                  ---
           Total............................................................      100%                100%                 100%
                                                                                  ===                 ===                  ===


B.       RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the years indicated. The performance of the Company during these years are not indicative of future financial results or conditions.

                                                                                           YEARS ENDED DECEMBER 31,
                                                                                  ----------------------------------------------
                                                                                  1996                1997                1998
                                                                                  ----------------------------------------------

Net revenue.............................................................          100.0%              100.0%              100.0%
Dental Center expenses:
  Staff salaries........................................................           28.6                31.1                32.7
  Dental supplies and lab fees..........................................           14.8                14.2                14.2
  Advertising...........................................................            8.3                 5.9                 5.9
  Rent..................................................................           10.0                10.6                12.1
  Depreciation..........................................................            2.5                 2.7                 3.6
  Other.................................................................            2.9                 2.2                 2.9
                                                                                  -----               -----               -----
    Total Dental Center expenses........................................           67.1                66.7                71.4
                                                                                  -----               -----               -----
    Gross profit........................................................           32.9                33.3                28.6
General and administrative..............................................           11.7                 9.3                 8.8
Development costs.......................................................             --                  --                 5.3
Depreciation and amortization...........................................            1.7                 1.9                 2.0
                                                                                  -----               -----               -----
    Operating profit....................................................           19.5                22.1                12.5
Interest income (expense)...............................................           (2.3)                3.5                 4.8
                                                                                  -----               -----               -----
Income before income tax expense........................................           17.2                25.6                17.3
Income tax expense......................................................             --                 8.6                 5.2
                                                                                  -----               -----               -----
Income before cumulative effect of a change in accounting
  principle.............................................................           17.2                17.0                12.1
Cumulative effect of a change in accounting principle...................             --                  --                 1.9
                                                                                  -----               -----               -----

Net income..............................................................           17.2                17.0                10.2
                                                                                  =====               =====               =====

Pro forma income tax expense............................................            6.7                 0.7                  --
                                                                                  -----               -----               -----
Pro forma net income....................................................           10.5%               16.3%               10.2%
                                                                                  =====               =====               =====

YEAR ENDED DECEMBER 31, 1998 COMPARED TO YEAR ENDED DECEMBER 31, 1997

         Net Revenue. Net revenue increased 72.4% from $20.0 million for the year ended December 31, 1997 to $34.5 million for the year ended December 31, 1998. This increase was primarily due to the increase in net revenue attributable to the 28 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 20 acquired Dental Centers in 1997, the nine internally developed Dental Centers in 1997, the 22 acquired Dental Centers in 1998 (including the two consolidated acquired Dental Centers) and the 25 internally developed Dental Centers in 1998. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 92.5% from 231,681 for the year ended December 31, 1997 to 445,945 for the year ended December 31, 1998.

         Staff Salaries. Staff salaries increased 81.5% from $6.2 million for the year ended December 31, 1997 to $11.3 million for the year ended December 31, 1998. This increase in staff salaries was primarily caused by an increase in Dental Center regional management and Dental Center staffing due to the addition of the 22 acquired and 25 internally developed Dental Centers. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency. Staff salaries include the compensation paid to administrative staff at each Dental Center, including dental assistants, office managers, sterilization technicians and front desk managers.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 72.8% from $2.8 million for the year ended December 31, 1997 to $4.9 million for the year ended December 31, 1998. This increase was caused by the increase in patient visits and dental services provided at the 104 Dental Centers. Dental supplies and lab fees as a percent of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Advertising. Advertising expense increased 72.3% from $1.2 million for the year ended December 31, 1997 to $2.1 million for the year ended December 31, 1998. This increase was caused primarily by implementation of a more aggressive advertising program, including television, in markets where internally developed Dental Centers were open.

         Rent. Rent expense increased 97.5% from $2.1 million for the year ended December 31, 1997 to $4.2 million for the year ended December 31, 1998. This increase was caused primarily by the addition of the 22 acquired and 25 internally developed Dental Centers. The 25 internally developed Dental Centers are typically larger than the ones previously built and aggressive development along with new market penetration have increased rent expense. The acquired Dental Centers also typically have a higher rent expense.

         Depreciation. Depreciation expense at the Dental Centers increased 130.5% from $.5 million for the year ended December 31, 1997 to $1.3 million for the year ended December 31, 1998. The increase was primarily associated with the increase in fixed assets from the 22 acquired and 25 internally developed Dental Centers.

         Other Expenses. Other expenses increased 119.5% from $.4 million for the year ended December 31, 1997 to $1.0 million for the year ended December 31, 1998. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs associated with the 22 acquired and 25 internally developed Dental Centers.

         General and Administrative Expenses. General and administrative expenses increased 63.4% from $1.9 million for the year ended December 31, 1997 to $3.1 million for the year ended December 31, 1998. This increase was caused primarily by the increasing corporate administrative salaries, professional fees, rent and insurance costs due to the growth of the Company. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Development Costs. Development costs increased $1.8 million for the year ended December 31, 1998 in comparison to the prior year. This increase was caused primarily by the fee paid to the Coast P.A. in accordance with the Services and Support Agreement for each of the 35 internally developed Dental Centers which the Coast P.A. agreed to develop. The Company decided to early adopt AICPA Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. SOP 98-5 requires all costs associated with the development of internally developed Dental Centers be expensed as incurred. See Notes 2 and 12 to the Financial Statements for further information.

         Depreciation and amortization. Depreciation and amortization expenses increased 77.9% from $.4 million for the year ended December 31, 1997 to $.7 million for the year ended December 31, 1998. This increase was caused primary by the expansion of the corporate headquarters and the amortization of service and support agreements and other intangibles acquired and the write-off of development costs in connection with the early adoption of Statement of Position No. 98-5, Reporting on the Costs of Start-up Activities, effective January 1, 1998.

         Interest income, net. Interest income, net increased 133.2% from $.7 million for the year ended December 31, 1997 to $1.6 million for the year ended December 31, 1998. This increase was caused primarily by an increase of the Company's invested cash balances and the reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

         Income Taxes. Income taxes increased less than one percent from $1.7 million for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998. This increase was partially attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and, therefore, income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of its public offering. See Item 8. Financial Statements and Supplementary Data, Notes to the Financial Statements, Note 7. The effective tax rate decreased from 36.2% for the year ended December 31, 1997 to 28.7% for the year ended December 31, 1998. The decrease was primarily caused by the increase in income from tax-free investments.

         Cumulative effect of a change in accounting principle. Development costs paid to Coast P.A. beginning in June 1997 related to the expansion of dental offices into new and existing markets were accounted for as deferred development costs. In 1998, the Company adopted SOP 98-5, changed its accounting to charge such costs to expense as incurred, and recorded the cumulative effect on retained earnings as of January 1, 1998 of approximately $1.0 million ($.6 million net of tax).

YEAR ENDED DECEMBER 31, 1997 COMPARED TO YEAR ENDED DECEMBER 31, 1996

         Net Revenue. Net revenue increased 146.5% from $8.1 million for the year ended December 31, 1996 to $20.0 million for the year ended December 31, 1997. This increase was caused by a 24.8% increase in net revenue attributable to the 12 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 17 acquired Dental Centers added in 1996, the 20 acquired Dental Centers added in 1997 and the nine internally developed Dental Centers in 1997. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 129.5% from 100,949 for the year ended December 31, 1996 to 231,681 for the year ended December 31, 1997.

         Staff Salaries. Staff salaries increased 168.0% from $2.3 million for the year ended December 31, 1996 to $6.2 million for the year ended December 31, 1997. This increase in staff salaries was caused by an increase in salaries for the 12 comparable Dental Centers, the 17 acquired Dental Centers in 1996, the 20 acquired Dental Centers in 1997 and the nine internally developed Dental Centers. Staff salaries include the compensation paid to the administrative staff at each Dental Center, including the dental assistants, office managers, sterilization technicians and front desk managers. The increase was caused primarily by the increase in staffing due to the addition of internally developed and acquired Dental Centers which was somewhat offset by staff levels at the 12 comparable Dental Centers remaining relatively constant, while net revenue increased. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

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

         Rent. Rent expense increased 160.3% from $.8 million for the year ended December 31, 1996 to $2.1 million for the year ended December 31, 1997. This increase was caused primarily by the addition of the nine internally developed Dental Centers and the 37 acquired Dental Centers. The acquired Dental Centers typically have a higher rent expense.

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

         General and Administrative Expenses. General and administrative expenses increased 96.9% from $1.0 million for the year ended December 31, 1996 to $1.9 million for the year ended December 31, 1997. This increase was caused primarily by professional fees increasing due to the change from a private to a publicly-held company and corporate administrative salaries, rent and insurance costs due to the growth of the Company. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Depreciation and amortization. Depreciation and amortization increased 175.9% from $.1 million for the year ended December 31, 1996 to $.4 million for the year ended December 31, 1997. This increase was caused primarily by the amortization of service and support agreements and other intangibles acquired.

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

         The Company has a revolving credit facility with Nations Bank (formerly, Barnett Bank of Florida) which provides an aggregate of $15.0 million for general working capital needs and expansion of Dental Centers. As of March 5, 1999, the Company had available the entire $15.0 million for borrowing.

         The Company has approximately $13.8 million in available-for-sale investments which are invested in tax-free municipal bonds with interest rates ranging between 3.85% to 4.9%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed. See Note 2 to the Financial Statements for further information.

         During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $4.3 million, consisting of $1.2 million in cash and $3.1 in promissory notes. On a pro forma basis, had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $3.8 million.

         During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $5.9 million, consisting of $4.6 million in cash, $1.0 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $7.7 million and $3.8 million for 1996 and 1997, respectively.

         During 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida and Tennessee. The purchase price for these acquired Dental Centers was $9.2 million, consisting of $6.9 million in cash and $2.3 million in promissory notes. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $9.8 million, $9.8 million and $5.2 million for 1996, 1997 and 1998, respectively. During 1998, the Company consolidated two of its acquired Dental Centers into one Dental Center.

         The Company added one internally developed Dental Center in 1996, nine in 1997 and 25 in 1998 in Florida and Georgia at an average cost of approximately $225,000, which includes the cost of equipment, leasehold improvements, working capital and an agreed upon $50,000 payment (per Dental Center) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreements to include the new internally developed Dental Centers. See Notes 2 and 12 to the Financial Statements for further information.

         The cost of an acquired Dental Center is typically based upon in part a negotiated percentage of the Dental Center's historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. The Company plans to finance the addition of internally developed and acquired Dental Centers for the foreseeable future principally through existing cash and expected cash flow from operations.

         On March 6, 1998, the Company announced that it had reached an agreement with Mid Coast Dental Services, Inc., a Virginia corporation ("MCDS") to provide financing for the development of Dental Centers in Virginia. The Company will utilize a small portion of its cash reserves to build, equip and lease fully equipped Dental Centers to MCDS. The Company's loans to MCDS are on a senior secured basis with interest and rentals providing income to the Company. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement is to be based on an agreed upon formula which is expected to approximate the fair value of MCDS. See Note 8-Related Party Transactions in the Notes to Financial Statements for further information.

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the 00 as 1900 instead of 2000. This could cause many computer systems, computer applications and non-information systems to fail completely or to create erroneous results unless corrective measures are taken.

         Coast Dental Services, Inc. (the "Company") utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. In 1997, the Company created a Year 2000 committee tasked with evaluating the year 2000 issue and taking the appropriate actions. The year 2000 committee has developed and is currently implementing a comprehensive plan (the "Plan") to make its information technology and non-information technology systems and applications ("IT Assets") year 2000 ready. The Plan covers the following phases: (i) inventory of all IT Assets,
(ii) assessment of repair or replacement requirements, (iii) testing of IT Assets to determine correct manipulation of dates and date-related data, (iv) verification that phases (i) through (iii) were properly completed for all IT Assets, (v) verification of significant third party year 2000 readiness and
(vi) creation of contingency plans, if necessary, in the event of year 2000 failures.

         The first five phases of the Plan have been completed for the majority of IT Assets that have been internally developed and a significant portion of the first five phases have been completed for IT Assets that were developed by third parties. The completion of the first five phases for third party developed IT Assets is scheduled for September 30, 1999.

         The Company is currently surveying third parties who provide both critical IT Assets and non-information technology related goods and services (e.g. utility companies, supply transportation companies and insurance companies) to (1) evaluate their year 2000 compliance plans and state of readiness and (2) determine whether a year 2000 related event will impede the ability of such third parties to continue to provide such goods and services as the year 2000 approaches.

         The Company has not yet completed phase (vi) of the Plan, but this phase will be continuously monitored as the Company acquires more information about the preparations of its third party vendors. Some risks related to the year 2000 issue are beyond the control of the Company and its third parties. For example, the Company does not believe that it can develop a contingency plan which will protect the Company from a possible ripple effect throughout the entire economy that could be caused by problems of others with the year 2000 issue.

         As of December 31, 1998, the costs associated with the year 2000 issue have been immaterial and the Company estimates that the future costs will not have a material impact on the Company's financial condition or results of operations. However, there can be no guarantee that the actual costs won't differ materially from these estimates. The Company intends to fund from its operations the costs of implementing the Plan.

         Until the Plan can be completed, the Company cannot fully estimate the risks of its year 2000 issue. To date, the Company has not identified any IT Assets that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. However, as the Plan proceeds into its final phases, it is possible that the Company may identify IT Assets that do present a risk of a year 2000 related disruption. It is also possible that such a disruption could have a material adverse effect on the financial condition and results of operations. Also, there can be no assurances that third parties will be year 2000 compliant or that such third parties systems will not fail due to noncompliance and result in a disruption of service to the Company which could in turn have a material adverse effect on the Company's operations.

         On February 10, 1999, the Company announced that is Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The Company will repurchase for cash these shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will begin promptly and will continue for twelve months, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. As of March 25, 1999, the Company has repurchased 249,000 shares for approximately $1.7 million.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers, repayment of certain debts and share repurchases management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2000. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash on hand, cash flow from operations and borrowings under the revolving line of credit. In the event the Company expands at a more rapid rate, the Company could finance growth through other credit sources, and where desirable, funding from the sale of debt or equity securities.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See "Management's Discussion and Analysis", Section C. "Liquidity and Capital Resources".

              SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K, the annual report, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Coast Dental Services," "company," "we," "our" and "us" refer to Cost Dental Services, Inc. The words "expect", "believe", "goal", "plan", "intend", "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

         (i) the successful expansion of the Coast Dental Network in new and existing markets through the focus on the addition of internally developed and certain select acquired Dental Centers in accordance with the Company's growth strategy and the impact on short term revenue and operating margins;

         (ii)     our liquidity and capital resources;

         (iii)    our financing opportunities and plans;

         (iv)     our future performance and operating results; and

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

         (i) any material inability to successfully add and integrate internally develop Dental Centers;

         (ii) any material inability to successfully identify, consummate and integrate acquisitions at reasonable and anticipated costs;

         (iii) any adverse effect or limitations caused by any governmental regulations or actions;

         (iv) any adverse effect on continued positive cash flow or our ability to obtain acceptable financing in connection with our growth plans;

         (v)      any increased competition in business and in acquisitions;

         (vi) any inability to successfully conduct our business in new markets and concentrate in existing geographic markets;

         (vii) any adverse impacts on our revenue or operating margins due to the expected increase of internally developed Dental Centers, or to costs associated with increased growth or increased managed care business having lower margins;

         (viii) the continued relationship with and success of our professional association customers and their continued ability to grow in conjunction with our growth;

         (ix) any inability to meet or exceed analysts expectations in any future period;

         (x) any inability to achieve additional revenue or earnings from 32 internally developed Dental Centers open less than 18 months or new internally developed Dental Centers;

         (xi) any material decrease in the services and support fees negotiated between the audit committee and the Coast P.A.;

         (xii) unanticipated costs and expenses resulting from our expansion which impact margins;

         (xiii) any slow down in the number of patients or the services performed by Dentists which impacts revenue;

         (xiv) any material decrease in the number of Dentists available to service patients, would affect productivity and impact overall revenue; and

         (xv) the impact of increased seasonality resulting in a lower number of patient visits in the Florida market in the summer months.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-K or annual report to reflect events or circumstances after the date of this Form 10-K and annual report or to reflect the occurrence of unanticipated events.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          COAST DENTAL SERVICES, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                              PAGE
                                                                                                              ----

         Independent Auditors' Report.....................................................................      20

         Balance Sheets...................................................................................      21

         Statements of Income.............................................................................      22

         Statements of Stockholders' Equity...............................................................      23

         Statements of Cash Flows.........................................................................      24

         Notes to Financial Statements....................................................................      25


INDEPENDENT AUDITORS' REPORT

Coast Dental Services, Inc.
Board of Directors

We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the "Company") as of December 31, 1997 and 1998, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 1997 and 1998 and the results of operations and its cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 1998 the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities.


Deloitte & Touche LLP
Tampa, Florida

February 19, 1999, except for the fifth paragraph of Note 12 as to which the date is March 25, 1999

                          COAST DENTAL SERVICES, INC.
                                 BALANCE SHEETS


                                                                                                       DECEMBER 31,
                                                                                          --------------------------------------
                                                                                             1997                       1998
                                                                                          -----------                -----------
                                     ASSETS

Current assets:
  Cash and cash equivalents........................................................       $46,343,591                $13,581,798
  Available-for-sale investments...................................................                --                 13,785,320
  Management fee receivable from Coast P.A. .......................................         2,417,185                  5,235,035
  Note receivable from Coast P.A., non-interest bearing............................                --                    529,218
  Supplies, inventory and small tools..............................................           799,869                  2,481,552
  Prepaid expenses and other assets................................................           268,253                  1,096,871
  Deferred tax asset...............................................................            18,321                    560,871
                                                                                          -----------                -----------
    Total current assets...........................................................        49,847,219                 37,270,665
Property and equipment, net........................................................         6,047,993                 16,297,559
Non-compete agreement, net of amortization of $208,763
  and $332,235, respectively.......................................................           949,393                    818,440
Dental services agreement, net of amortization of $219,306
  and $619,233, respectively.......................................................         6,852,932                 15,870,936
Other assets.......................................................................         1,138,155                  1,244,175
                                                                                          -----------                -----------
    Total assets...................................................................       $64,835,692                $71,501,775
                                                                                          ===========                ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable.................................................................       $ 1,053,310                $ 2,320,536
  Other accrued expenses...........................................................           699,778                  1,172,100
  Current maturities of  debt and capital lease obligations........................           454,330                  1,284,060
                                                                                          -----------                -----------
    Total current liabilities......................................................         2,207,418                  4,776,696
Long-term debt and capital lease obligations, excluding current maturities.........         1,040,623                  1,635,703
Deferred tax liability.............................................................           195,063                         --
                                                                                          -----------                -----------
    Total liabilities..............................................................         3,443,104                  6,412,399
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued....................................................................                --                         --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    7,605,796 and 7,621,758 shares issued and 7,605,496 and 7,618,184
    shares outstanding, respectively...............................................             7,606                      7,622
  Additional paid-in capital.......................................................        59,023,290                 59,997,034
  Retained earnings................................................................         3,065,953                  6,603,397
                                                                                          -----------                -----------
                                                                                           62,096,849                 66,608,053
    Less: Stock option receivable from Coast P.A. .................................           701,861                  1,429,928
          Treasury stock, 300 and 3,574 shares, respectively.......................             2,400                     88,749
                                                                                          -----------                -----------
    Total stockholders' equity.....................................................        61,392,588                 65,089,376
                                                                                          -----------                -----------
    Total liabilities and stockholders' equity.....................................       $64,835,692                $71,501,775
                                                                                          ===========                ===========

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                              STATEMENTS OF INCOME

                                                                                  YEARS ENDED  DECEMBER 31,
                                                              ---------------------------------------------------------------
                                                                  1996                      1997                     1998
                                                              ----------                -----------               -----------

Net revenue..............................................     $8,128,148                $20,034,536               $34,539,837

Dental Center expenses:
  Staff salaries.........................................      2,324,496                  6,228,923                11,302,530
  Dental supplies and lab fees...........................      1,202,986                  2,844,118                 4,915,558
  Advertising............................................        674,918                  1,191,888                 2,053,969
  Rent...................................................        811,210                  2,115,890                 4,179,571
  Depreciation...........................................        203,753                    545,859                 1,258,212
  Other..................................................        234,130                    433,168                   950,695
                                                              ----------                -----------               -----------
    Total Dental Center expenses.........................      5,451,493                 13,359,846                24,660,535
                                                              ----------                -----------               -----------
    Gross profit.........................................      2,676,655                  6,674,690                 9,879,302
General and administrative expenses......................        950,006                  1,870,847                 3,056,477
Development costs........................................             --                         --                 1,821,515
Depreciation and amortization............................        139,395                    384,550                   683,950
                                                              ----------                -----------               -----------
    Operating profit.....................................      1,587,254                  4,419,293                 4,317,360
Interest (expense) income, net...........................       (184,290)                   704,807                 1,643,754
                                                              ----------                -----------               -----------
Income before income taxes...............................      1,402,964                  5,124,100                 5,961,114
Income tax expense.......................................             --                  1,715,218                 1,789,857
                                                              ----------                -----------               -----------
Income before cumulative effect of a change in
  accounting principle...................................      1,402,964                  3,408,882                 4,171,257
Cumulative effect of a change in accounting
  principle, net of income tax of $382,403...............             --                         --                   633,813
                                                              ----------                -----------               -----------
Net income...............................................     $1,402,964                $ 3,408,882               $ 3,537,444
                                                              ==========                ===========               ===========

Pro forma income tax expense.............................        547,156                    142,021                        --
                                                              ----------                -----------               -----------
Pro forma net income.....................................     $  855,808                $ 3,266,861               $ 3,537,444
                                                              ==========                ===========               ===========

Basic earnings per share:
Income before cumulative effect of a change in
  accounting principle...................................                               $       .57               $       .55
Cumulative effect of a change in accounting
  principle..............................................                                        --               $       .08
                                                                                        -----------               -----------
Net income...............................................                               $       .57               $       .47
                                                                                        ===========               ===========
Pro forma net income.....................................                               $       .55               $       .47
                                                                                        ===========               ===========

Diluted earnings per share:
Income before cumulative effect of a change in
  accounting principle...................................                               $       .56               $       .54
Cumulative effect of a change in accounting
  principle..............................................                                        --               $       .08
                                                                                        -----------               -----------
Net income...............................................                               $       .56               $       .46
                                                                                        ===========               ===========
Pro forma net income.....................................                               $       .54               $       .46
                                                                                        ===========               ===========

Weighted average number of shares outstanding:
  Basic..................................................                                 5,934,701                 7,615,324
                                                                                        ===========               ===========
  Diluted................................................                                 6,051,011                 7,718,198
                                                                                        ===========               ===========

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY


                                                    ADDITIONAL
                                                  PAID-IN CAPITAL                                        STOCK            TOTAL
                                       COMMON         COMMON             RETAINED      TREASURY          OPTION       STOCKHOLDERS'
                                       STOCK          STOCK              EARNINGS       STOCK          RECEIVABLE         EQUITY
------------------------------------------------------------------------------------------------------------------------------------

BALANCE ON DECEMBER 31, 1995........   $  336     $       664        $   173,659       $     --        $        --      $   174,659
Change in par value of common
  stock.............................    3,150          (3,150)                --             --                 --               --
Issuance of common stock............       14          27,660                 --             --                 --           27,674
Distribution to stockholders........       --              --           (141,146)            --                 --         (141,146)
Net income for the year ended
  December 31, 1996.................       --              --          1,402,964             --                 --        1,402,964
                                       ------     -----------        -----------       --------        -----------      -----------
BALANCE ON DECEMBER 31, 1996........    3,500          25,174          1,435,477             --                 --        1,464,151
Net proceeds from issuance of
  common stock from initial
  offering..........................    2,200      15,104,762                 --             --                 --       15,106,962
Net proceeds from issuance of
  common stock from
  secondary offering................    1,900      41,909,036                 --             --                 --       41,910,936
Issuance of common stock upon
  exercise of stock options.........        8          60,448                 --             --                 --           60,456
Issuance of stock options to Coast
  P.A...............................       --         701,861                 --             --           (701,861)              --
Retirement of common stock..........       (8)         (1,493)                --             --                 --           (1,501)
Issuance of common stock upon
  acquisition.......................        6          99,994                 --             --                 --          100,000
Purchase of common stock............       --              --                 --         (2,400)                --           (2,400)
Undistributed retained earnings
  from S corporation................       --       1,435,477         (1,435,477)            --                 --               --
Net income for the year ended
  December 31, 1997.................       --              --          3,408,882             --                 --        3,408,882
Net income from S corporation
  prior to February 11, 1997........       --         342,929           (342,929)            --                 --               --
Distributions to stockholders.......       --        (654,898)               --              --                 --         (654,898)
                                       ------     -----------        -----------       --------        -----------      -----------
BALANCE ON DECEMBER 31, 1997........    7,606      59,023,290          3,065,953         (2,400)          (701,861)      61,392,588
Issuance of common stock upon
  exercise of stock options.........       16         136,069                 --             --                 --          136,085
Income tax benefit relating to stock
  options exercised.................       --         109,608                 --             --                 --          109,608
Issuance of stock options to Coast
  P.A...............................       --         728,067                 --             --           (728,067)              --
Net income for the year ended
  December 31, 1998.................       --              --          3,537,444             --                 --        3,537,444
Purchase of common stock............       --              --                 --        (86,349)                --          (86,349)
                                       ------     -----------        -----------       --------         -----------      -----------
BALANCE ON DECEMBER 31, 1998........   $7,622     $59,997,034        $ 6,603,397       $(88,749)       $(1,429,928)     $65,089,376
                                       ======     ===========        ===========       ========        ===========      ===========

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                                 YEARS ENDED DECEMBER 31,
                                                                                  1996                1997                 1998
                                                                              -----------         -----------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income............................................................      $ 1,402,964         $ 3,408,882          $  3,537,444
  Adjustments to reconcile net income to net cash provided by operating activities:
    Cumulative effect of a change in accounting principle...............               --                  --               633,813
    Depreciation........................................................          238,504             594,647             1,411,313
    Amortization........................................................          101,141             335,762               523,399
    Compensation in the form of common stock............................           27,674                  --                    --
    Forgiveness of notes receivable from stockholders...................               --             177,898                    --
    Deferred income tax expense (benefit)...............................               --             176,742              (737,613)
    Changes in operating assets and liabilities:
      Increase in management fee receivable from Coast P.A..............         (688,257)         (1,502,611)           (2,817,850)
      (Increase) decrease in note receivable from Coast P.A.............         (354,568)            224,041              (529,218)
      Increase in supplies, inventory and small tools...................          (65,250)           (693,369)           (1,681,683)
      Increase in prepaid expenses and other assets.....................          (23,774)           (241,693)             (828,618)
      Increase in accounts payable and other accrued expenses...........        1,440,965             685,291             1,739,548
                                                                              -----------         -----------          ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES.......................        2,079,399           3,165,590             1,250,535
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures..................................................         (466,119)         (3,417,012)          (10,620,879)
  Acquired assets, including intangible assets..........................       (5,158,586)         (7,162,889)          (11,084,263)
  Purchase of available-for-sale investments............................               --                  --           (13,785,320)
  Increase in other assets..............................................           (3,059)           (156,760)             (106,020)
                                                                              ------------        -----------          ------------
        NET CASH USED IN INVESTING ACTIVITIES...........................       (5,627,764)        (10,736,661)          (35,596,482)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from initial offering........................................               --          16,368,000                    --
  Proceeds from secondary offering......................................               --          42,655,000                    --
  Payment of capitalized costs..........................................               --          (1,854,602)                   --
  Proceeds from exercise of stock options...............................               --              60,459               136,085
  Tax benefit relating to exercised stock options.......................               --                  --               109,608
  Purchase of treasury stock............................................               --              (2,400)              (86,349)
  Proceeds from issuance of common stock upon acquisition...............               --             100,000                    --
  Proceeds from long-term debt..........................................        4,418,813             995,750             2,295,500
  Payments on long-term debt............................................         (327,213)         (4,182,198)             (630,273)
  Retirement of notes payable...........................................               --                  --              (141,400)
  Payments on capital leases............................................          (50,383)           (111,239)              (99,017)
  Increase in note receivable stockholders..............................          (52,319)                 --                    --
  Distributions to stockholders.........................................         (141,146)           (654,898)                   --
                                                                              -----------         -----------          ------------
        NET CASH PROVIDED BY FINANCING ACTIVITIES.......................        3,847,752          53,373,872             1,584,154
                                                                              -----------         -----------          ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................          299,387          45,802,801           (32,761,793)
Cash and cash equivalents at beginning of period........................          241,403             540,790            46,343,591
                                                                              -----------         -----------          ------------
Cash and cash equivalents at end of period..............................      $   540,790         $46,343,591          $ 13,581,798
                                                                              ===========         ===========          ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid for interest................................................      $   108,460         $   157,795          $    116,970
                                                                              ===========         ===========          ============
  Cash paid for income taxes............................................      $        --         $ 1,450,000          $  2,427,200
                                                                              ===========         ===========          ============
  Non-cash capital lease obligations....................................      $        --         $   143,343          $         --
                                                                              ===========         ===========          ============
  Non-cash stock option receivable to Coast P.A.........................      $        --         $   701,861          $    728,067
                                                                              ===========         ===========          ============

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

         Coast Dental Services, Inc. (the "Company"), a Delaware corporation, provides practice management services to the Coast Florida, P.A. and Coast Dental Services, P.A. (collectively, the "Florida P.A."), Coast Dental Services of Georgia, P.C. ("Coast Georgia P.A.) and Coast Dental Services of Tennessee, P.A. ("Coast Tennessee P.A.") (collectively, the "Coast P.A."). The Company has entered into a services and support agreement with each Coast P.A. (the "Services and Support Agreements") whereby the Company provides certain management support services to the Coast P.A. in return for a management fee. The Coast P.A. employs its dentists and its dental hygienists and provides all of the dental services to the patients. As of December 31, 1998, the Company operated 104 dental centers in Florida, Georgia and Tennessee.

         The Company provides administrative and technical support for professional services rendered by the dental professionals under its Services and Support Agreements and receives management fees from the Coast P.A. The Company does not employ dentists and hygienists and, accordingly, "Dental Center-Staff Salaries" presented on the face of the Statements of Income do not include the salaries of dentists and hygienists. The fee is equal to a defined percentage of gross patient revenue, net of refunds and discounts, ranging from 65.0% to 76.0%. The costs incurred by the Coast P.A. include primarily salaries and benefits of dentists and hygienists, interest and bad debts.

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

         Available-for-sale Investments. The short-term investments owned by the Company are comprised of available-for-sale securities. Available-for-sale securities are stated at fair value with unrealized gains and losses included in the stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, if any, would be included in the Statement of Income. The cost of securities sold is based on the specific identification method. As of December 31, 1998, the investments are recorded at the fair market value with no unrealized or realized gains (losses). All of the investments are scheduled to mature during the year 2000.

         Management Fee Receivable. The management fee receivable represents the indebtedness of the Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements. Also, the Company may, from time to time, advance funds under the Services and Support Agreements for purposes of funding the payment of the Coast P.A.'s expenses or the Coast P.A.'s acquisitions of existing dental practices.

         Supplies, Inventory and Small Tools. Supplies, inventory and small tools are stated at the lower of first-in, first-out cost or market.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         Property and Equipment, net. Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 15 years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the estimated useful life of the assets. Effective January 1, 1998, the Company changed the estimated useful life of the leasehold improvements from five to ten years as the Company estimates that the lease renewal options will be exercised and the average lease term will be ten years. The effect of the change was to lower in depreciation expense in 1998 by $205,120 representing an increase of approximately $.02 in basic and diluted earnings per share.

         When assets are retired or otherwise disposed of, the costs and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of improvements and renewals are capitalized.

         Non-Compete Agreements. Costs incurred in connection with the non-compete agreements are being amortized over their estimated lives of three to nine years on a straight line basis.

         Dental Service Agreements. Costs of acquisitions in excess of the estimated fair value of property and equipment and any non-compete agreements are allocated to the dental services agreement because the Company has effectively acquired the right to manage the practice for the Coast P.A. The dental services agreement with the Coast P.A. represents the Company's exclusive right to operate the Dental Centers during the term of the agreement. The assigned value of the dental services agreement is amortized using the straight-line method over its estimated life of twenty-five years.

         Deferred Development Costs. Development costs paid to Coast P.A. beginning in June 1997 related to the expansion of dental offices into new and existing markets were accounted for as deferred development costs and included in other assets in the accompanying balance sheet. In 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), changed its accounting to charge such costs to expense as incurred, and recorded the cumulative effect on retained earnings as of January 1, 1998 of approximately $1.0 million ($.6 million net of tax). The effect of adopting SOP 98-5 was to decrease net income for 1998 by approximately $1.1 million ($.14 per diluted share). Net income for 1997 would have been approximately $2.8 million ($.46 per diluted share) on a pro forma basis had the provisions of SOP 98-5 been applied in 1997.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         The Company adopted SOP 98-5 in the fourth quarter of 1998. Accordingly, the Company's unaudited interim financial information for the quarters ended March 31, June 30, and September 30, 1998 have been restated to reflect the change as of January 1, 1998. The following presents the effects of the change on the 1998 unaudited interim results of operations:

                                                                         THREE MONTHS ENDED  (UNAUDITED)
                                                              -----------------------------------------------------
                                                               MARCH 31,            JUNE 30,          SEPTEMBER 30,
                                                                 1998                 1998                 1998
                                                              ----------           ----------         -------------

      Net income as originally reported .................     $1,317,150           $1,217,184           $1,351,104
      Effect of adoption of SOP 98-5.....................        344,347              217,527              215,344
                                                              ----------           ----------           ----------
      Income before cumulative effect of a change
        in accounting principle..........................        972,803              999,657            1,135,760
      Cumulative effect of a change in accounting
        principle........................................        633,813                   --                   --
                                                              ----------           ----------           ----------
      Net income as restated.............................     $  338,990           $  999,657           $1,135,760
                                                              ==========           ==========           ==========

      Basic earnings per share:
      Net income as originally reported .................     $      .17           $      .16           $      .18
      Effect of adoption of SOP 98-5.....................            .04                  .03                  .03
                                                              ----------           ----------           ----------
      Income before cumulative effect of a change
        in accounting principle..........................            .13                  .13                  .15
      Cumulative effect of a change in accounting
        principle........................................            .08                   --                   --
                                                              ----------           ----------           ----------
      Net income as restated.............................     $      .05           $      .13           $      .15
                                                              ==========           ==========           ==========

      Diluted earnings per share:
      Net income as originally reported .................     $      .17           $      .16           $      .18
      Effect of adoption of SOP 98-5.....................            .04                  .03                  .03
                                                              ----------           ----------           ----------
      Income before cumulative effect of a change
        in accounting principle..........................            .13                  .13                  .15
      Cumulative effect of a change in accounting
        principle........................................            .08                   --                   --
                                                              ----------           ----------           ----------
      Net income as restated.............................     $      .05           $      .13           $      .15
                                                              ==========           ==========           ==========

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

         Relationship with the Coast P.A. and the Coast Dentists. The Company receives fees for services provided to the Coast P.A. under its Services and Support Agreements, but does not employ dentists or hygienists or control the practices of the Coast Dentists. The Company's revenue is dependent on revenue generated by the Coast Dentists and, therefore, effective and continued performance of the Coast Dentists during the term of the Services and Support Agreements is essential to the Company's long term success. Under the Services and Support Agreements, the Company receives a monthly fee from the Coast P.A. currently ranging from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts. The Company paid all of the operating and nonoperating expenses incurred at the Dental Centers, except for the salaries and benefits of the Coast Dentists and hygienists.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         Stock-Based Compensation. In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), which is effective for fiscal years beginning after December 15, 1995. Under Statement 123, the Company may elect to recognize stock-based compensation expense based on the fair value of the awards or continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" and disclose in the financial statements the effects of Statement 123 as if the recognition provisions were adopted. The Company has not adopted the recognition provisions of Statement 123. The Company has adopted the recognition provisions of Statement 123 for the Affiliated Professionals Stock Option Plan for the Coast P.A. The Company recognizes a stock option receivable from the Coast P.A. when the Coast P.A. purchases stock options at fair value and the Coast P.A. recognizes the compensation expense.

         Fair Value of Financial Instruments. The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates the fair value because of their short-term nature. The fair value of long-term debt approximates its carrying value based on market prices.

         Pro Forma Income Taxes. The Company was an S Corporation until February 11, 1997 and, therefore income taxes were paid by the individual shareholders. The Company automatically became a C Corporation upon the consummation of its public offering.

         The pro forma income tax adjustment represents the additional provision for federal and state income taxes at the statutory rate in effect for the periods presented as if the Company had been treated as a C Corporation.

         The Company is required to use Statement of Financial Accounting Standards No. 109 ("Statement 109"), Accounting for Income Taxes. Under Statement 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current enacted tax rates and laws.

         Earnings Per Common Share. Statement of Financial Accounting Standards No. 128, Earnings per Share ("Statement 128") requires that the primary and fully diluted earnings per share be replaced by basic and diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share.

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

         Reclassifications. Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

                          COAST DENTAL SERVICES, INC.
                   NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - NET REVENUE

         The Company has 40-year evergreen dental services agreements with the Coast P.A. whereby the Company receives fees for services provided to the Coast P.A. Net revenue represents the aggregate fees charged to the Coast P.A. under the agreements during the year. Prior to October 1, 1996, the management fee was based on revenues earned by the Coast P.A. reduced by certain costs incurred by the Coast P.A. and a negotiated return to the Coast P.A. Patient Service Revenue earned at the Dental Centers is recorded by the Coast P.A. at established rates net of refunds and adjustments. The costs incurred by the Coast P.A. include primarily dentists and hygienist salaries, see Note 1.
All arrangements for fees to date have been agreed between the principal and sole owner of the Coast P.A., Dr. Adam Diasti, (who is also a major shareholder and the President of the Company) and the Chief Executive Officer of the Company, Terek Diasti and approved by the Audit Committee. The factors considered in setting those fees included the Company's evaluation of the services it provides, the costs incurred by the Company in connection with providing the services and the Company's negotiated return, balanced against the Coast P.A.'s requirement for a retained amount which ensured its financial viability, contemplated an anticipated long-term relationship with the Company and reflected the future business opportunity related thereto.

         Only the fees earned by the Company for its services to the Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. Neither the Coast P.A. nor any of the amounts retained by the Coast P.A. are reflected in the financial statements of the Company. Prior to October 1, 1996, the services and support fee paid by the Coast P.A. to the Company varied, but averaged 78.5% of the Coast P.A.'s gross revenue for the entire period. The fee was based on revenues earned by the Coast P.A. reduced by certain costs incurred by the Coast P.A. and an agreed upon payment to the Coast P.A. Since October 1, 1996, the Company receives a monthly fee from the Coast P.A. ranging from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts. Effective, June 1997, the Company agreed to pay the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center opened as inducement to the Coast P.A. to extend the Services and Support Agreements as each internally developed Dental Center is opened. Any future changes to the Services and Support Agreements and the related fees must be approved in advance by the independent outside directors of the Company's Audit Committee. See Notes 2 and 12 to the Financial Statements for further information.

NOTE 4 - ACQUISITIONS AND DEVELOPMENTS

         The Company and the Coast P.A. periodically have jointly entered into asset purchase agreements with existing dental practices. In all cases, the Coast P.A. acquires the patient lists and any other professional assets and the Company acquires certain tangible assets, principally the dental equipment and assumes certain liabilities such as the lease agreement for the facility. The fair value of the patient lists was determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and unidentifiable intangible assets. The identifiable intangible asset allocation relates to non-compete agreements which are partially allocated to the Company and partially allocated to the Coast P.A. The total value of the non-compete agreements is based upon arms-length negotiations between the sellers and the Company and Coast P.A. as buyers. The value of such acquired identifiable intangible asset is allocated between the Coast P.A. and the Company. The non-compete protection acquired by the Company typically relates to agreements between the selling professional association and its dentist(s) jointly, and the Company, whereby the selling professional association and its dentist(s) agree not to engage in competition with the Company's practice management business or utilize any other practice management group, in the immediate vicinity of the acquired Dental Center; and also relates to the Company's third party contractual rights, which preclude the selling professional association and its dentist(s) from competing with the Coast P.A. within a specified area surrounding the acquired Dental Office. The amount allocated to the Coast P.A., on the other hand, is limited to the value of the patient files and an amount representing the estimated value of the Coast P.A.'s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Office.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

After a determination of the value of the tangible assets and identifiable intangible assets acquired, the total remaining purchase price representing unidentifiable intangible assets will also be allocated to the Company and the Coast P.A. (value of the Services and Support Agreements attributable to the Dental Center). All acquisitions are purchases of assets and the operating results of the Company only include the effects of operations of the acquired assets from the date of acquisition.

         During 1996, the Company and the Coast P.A. added 17 acquired Dental Centers located in Florida. The Company's portion of the purchase price for these 17 acquired Dental Centers was $4.3 million, consisting of $1.2 million in cash and $3.1 million in promissory notes. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $3.8 million (unaudited).

         During 1997, the Company and the Coast P.A. added 20 acquired Dental Centers located in Florida. The Company's portion of the purchase price for these 20 acquired Dental Centers was $5.9 million, consisting of $4.6 million in cash and $1.0 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $7.7 million (unaudited) and $3.8 million (unaudited) for 1996 and 1997, respectively.

         During 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida and Tennessee. The Company's portion of the purchase price for these 22 acquired Dental Centers was $9.2 million, consisting primarily of $6.9 million in cash and $2.3 million in promissory notes. Had these acquisitions occurred at the beginning of 1996, the additional net revenue earned by the Company would have been $9.8 million (unaudited), $9.8 million (unaudited) and $5.2 million (unaudited) for 1996, 1997 and 1998, respectively.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 5 - PROPERTY AND EQUIPMENT

The Company's property and equipment, including assets leased to Mid Coast Dental Services, Inc., ("MCDS"), a Virginia corporation, (see Note 8) consists of the following:


                                                                                           DECEMBER 31,
                                                                    --------------------------------------------------------
                                                                        1997                   1998*             (MCDS 1998)
                                                                    -----------             -----------           ----------

           Furniture, fixtures and equipment..................      $ 4,802,982             $10,685,338           $  449,245
           Leasehold improvements.............................        1,411,336               6,626,295              610,815
           Leased equipment...................................          300,599                 300,599                   --
                                                                    -----------             -----------           ----------
                                                                      6,514,917              17,612,232            1,060,060
             Less accumulated depreciation....................       (1,173,039)             (2,584,352)             (37,255)
                                                                    -----------             -----------           ----------
                                                                      5,341,878              15,027,880            1,022,805
             Construction in progress.........................          706,115               1,269,679              116,821
                                                                    -----------             -----------           ----------
             Total............................................      $ 6,047,993             $16,297,559           $1,139,626
                                                                    ===========             ===========           ==========

---------------------
*  Includes MCDS.

         Depreciation expense was $238,504, $594,647 and $1,411,313 for the years ended December 31, 1996, 1997 and 1998, respectively. Depreciation expense for assets leased to MCDS in 1998 was $37,255.

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASES

The Company's long-term debt consists of the following:

                                                                                                          DECEMBER 31,
                                                                                                -------------------------------
                                                                                                   1997                  1998
                                                                                                ----------           ----------
         Notes payable issued in connection with various acquisitions with varying installments at interest rates ranging from 8.0%
         to 9.0%...........................................................................      1,259,125            2,782,952

         Less current maturities...........................................................        375,446            1,203,299
                                                                                                ----------           ----------
         Long-term debt, excluding current maturities......................................     $  883,679           $1,579,653
                                                                                                ==========           ==========


The Company's capital lease obligations are as follows:

                                                                                                            DECEMBER 31,
                                                                                                  -------------------------------
                                                                                                     1997                  1998
                                                                                                  ----------           ----------
           Capital lease obligations, at varying interest rates of imputed interest from 15% to 21%, collateralized by lease equipment, with an amortized cost of approximately $80,000 and $99,000 at
           December 31, 1997 and 1998, respectively..........................................     $  235,828           $  136,811

           Less current portion..............................................................         78,884               80,761
                                                                                                  ----------           ----------
           Capital lease obligations, net of current portion.................................     $  156,944           $   56,050
                                                                                                  ==========           ==========

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

Scheduled payments on capital lease obligations and maturities of long-term debt as of December 31, 1998 are as follows:

                                                                               CAPITAL LEASE         LONG-TERM
                                                                                OBLIGATIONS             DEBT
                                                                               -------------         ----------
         1999............................................................       $   84,172           $1,203,299
         2000............................................................           40,450              481,818
         2001............................................................           34,558              768,630
         2002............................................................            5,110              240,597
         2003............................................................               --               88,608
                                                                                ----------           ----------
         Total...........................................................       $  164,290           $2,782,952
                                                                                                     ==========
         Less amount representing interest...............................           27,479
                                                                                ----------
                                                                                $  136,811
                                                                                ==========



NOTE 7 - INCOME TAXES

         Prior to February 11, 1997, the Company elected to be treated as an S Corporation for federal income tax purposes, with profits and losses generally reportable by the stockholders in their individual income tax returns. On February 11, 1997, the Company completed its initial public offering of Common Stock and automatically converted from an S Corporation to a C Corporation becoming obligated to pay federal and state income taxes. The pro forma income tax expense represents the additional provision for federal and state income taxes at the statutory rate in effect for the periods presented (at an effective rate of 39%) as if the Company had been treated as a C Corporation.

         For the years ended December 31, 1997 and 1998, respectively, the provision for income taxes consisted of the following:


                                                                                                   DECEMBER 31,
                                                                                         -------------------------------
                                                                                            1997                  1998
                                                                                         ----------           ----------
          Current:
             Federal.....................................................                $1,313,611           $1,813,254
             State.......................................................                   224,865              331,813
                                                                                         ----------           ----------
               Total current income tax expense..........................                 1,538,476            2,145,067
                                                                                         ----------           ----------


          Deferred:
             Federal.....................................................                   150,910             (629,803)
             State.......................................................                    25,832             (107,810)
                                                                                         ----------           ----------
               Total deferred income tax expense (benefit)...............                   176,742             (737,613)
                                                                                         ----------           ----------
          Cumulative effect of a change in
               accounting principle income tax expense...................                        --              382,403
                                                                                         ----------           ----------
               Total current and deferred-actual.........................                 1,715,218            1,789,857
               Pro forma income tax expense..............................                   142,021                   --
                                                                                         ----------           ----------
               Total income tax expense - pro forma......................                $1,857,239           $1,789,857
                                                                                         ==========           ==========


                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         The components of deferred tax assets (liabilities) as of December 31, 1997 and 1998, respectively, are as follows:


                                                                                                   DECEMBER 31,
                                                                                         -------------------------------
                                                                                            1997                  1998
                                                                                         ----------           ----------
                     Deferred tax asset:
                       State taxes.................................................      $   8,783            $  (27,872)
                       Basis difference in fixed assets and intangibles............             --               476,820
                       Other accrued expenses......................................          9,538               111,923
                                                                                         ---------            ----------
                         Total deferred tax asset..................................      $  18,321            $  560,871
                                                                                         =========            ==========

                     Deferred tax liability:
                       Basis difference in fixed assets and intangibles............        195,063                    --
                                                                                         ---------            ----------
                         Total deferred tax liability..............................      $ 195,063            $       --
                                                                                         =========            ==========


         A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate as of December 31, 1997 and 1998, respectively, is as follows:



                                                                                                   DECEMBER 31,
                                                                                         -------------------------------
                                                                                            1997                 1998
                                                                                         ----------           ----------

                     Statutory federal rate........................................         34.00%               34.00%
                     State income taxes, net of federal income tax
                       benefit.....................................................          3.13                 3.02
                     Tax exempt interest...........................................            --                (7.03)
                     Miscellaneous.................................................          (.89)               (1.25)
                                                                                            -----                -----
                     Effective tax rate (utilizing pro forma income tax
                       expense)....................................................         36.24%               28.74%
                                                                                            =====                =====


NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company periodically advances funds to/from the majority stockholders and the Coast P.A. The Coast P.A. is wholly-owned by a majority shareholder and director of the Company. See Notes 1 and 3 for a further description of the relationship with the Coast P.A. Any advances are reflected on the balance sheet as note receivable from stockholders for $0 and $.1 million and note receivable from Coast P.A. for $0 and $.5 million at December 31, 1997 and 1998, respectively. These notes receivable are non-interest bearing and are due upon demand. The Company has recognized a receivable from the Coast P.A. in the amount of $1,429,928 in accordance with the Affiliated Professionals Stock Plan. See Note 10 for a further description of the plan.

         As of December 31, 1998, the balance of the management fee receivable from the Coast P.A. was approximately $5.2 million. This amount is directly attributable to patient revenues earned by the Coast P.A. for which the Company is due its management fee currently ranging from 65.0% to 76.0% and the $50,000 payment in connection with each internally developed Dental Center opened as inducement to the Coast P.A. to extend the Services and Support Agreements as each internally developed Dental Center is opened. The management fee receivable is unsecured and represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should a Coast P.A. be unable to pay its debts.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         On March 6, 1998, the Company announced that it had reached an agreement with MCDS to provide equipped Dental Centers in Virginia. The Company will utilize a small portion of its cash reserves to build, equip and lease fully equipped Dental Centers to MCDS. The Company's loans to MCDS are on a senior secured basis with interest and rentals providing income to the Company. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement is to be based on an agreed upon formula which is expected to approximate the fair value of MCDS. Adam Diasti, President of the Company, is a major shareholder of Mid Coast Dental Services, P.C., the professional corporation that employs MCDS's doctors and hygienists.

         The Company's note receivable from MCDS, included in prepaid expenses and other assets in the balance sheet, consists of the following as of December 31, 1998:


         Dental Center and corporate headquarter rental income...................          $150,017
         Interest income from equipment loans....................................            55,221
         Other...................................................................            34,864
                                                                                           --------
                                                                                           $240,102
                                                                                           ========

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company primarily leases space for operation of its Dental Centers under non-cancelable operating leases, for generally a five to seven year term with renewal options. Rental expense for the years ended December 31, 1996, 1997 and 1998 was $.8 million, $2.1 million and $4.2 million, respectively.

         Future minimum payments under non-cancelable leases, including leases entered into on behalf of MCDS (see Note 8) are as follows:


                                                                      FUTURE
         YEARS ENDED                                                  MINIMUM
         DECEMBER 31,                                                 PAYMENTS*            (MCDS)
         ------------                                               -----------          ----------
         1999..................................................     $ 4,196,165          $  207,668
         2000..................................................       3,934,125             211,387
         2001..................................................       3,801,642             215,224
         2002..................................................       3,486,334             219,160
         2003..................................................       2,237,452             174,763
         Thereafter............................................       1,746,629                  --
                                                                    -----------          ----------
           Total...............................................     $19,402,347          $1,028,202
                                                                    ===========          ==========

----------------
*  Includes MCDS.

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

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         The following tables summarize the stock option transactions for the Professionals Plan and the Incentive Plan for the three years ended December 31, 1998:


PROFESSIONALS PLAN:
                                                                                                                     WEIGHTED
                                                                                                                     AVERAGE
                                                                           NUMBER OF            RANGE PER           EXERCISE
                                                                            SHARES                SHARE               PRICE
                                                                           ---------          -------------          --------
         Outstanding as of January 1, 1996............................            0
           Granted....................................................      154,859               $8.00               $ 8.00
                                                                            -------
         Outstanding as of December 31, 1996..........................      154,859               $8.00                 8.00
           Granted....................................................      118,173           $8.00-$29.75             16.99
           Exercised..................................................       (7,257)              $8.00                 8.00
                                                                            -------
         Outstanding as of December 31,1997...........................      265,775           $8.00-$29.75             12.13
           Granted....................................................      121,467           $9.875-$27.25            14.96
           Exercised..................................................       (8,831)          $8.00-$12.25              8.18
                                                                            -------
         Outstanding as of December 31, 1998..........................      378,411           $8.00-$29.75             14.13
                                                                            =======
         Exercisable as of December 31, 1998..........................      178,162
                                                                            =======



Stock options forfeited by dental professionals revert back to the Coast P.A. under their original terms.



INCENTIVE PLAN:
                                                                                                                     WEIGHTED
                                                                                                                     AVERAGE
                                                                           NUMBER OF            RANGE PER            EXERCISE
                                                                            SHARES                SHARE               PRICE
                                                                           ---------          ------------           --------
         Outstanding as of January 1, 1996............................            0
           Granted....................................................       36,788              $8.00               $ 8.00
           Forfeited..................................................      (15,509)             $8.00                 8.00
                                                                            -------
         Outstanding as of December 31, 1996..........................       21,279              $8.00                 8.00
           Granted....................................................       98,633           $8.00-$30.50            16.39
           Exercised..................................................         (300)             $8.00                 8.00
           Forfeited..................................................      (21,433)             $8.00                 8.00
                                                                            -------
         Outstanding as of December 31,1997...........................       98,179           $8.00-$30.50            14.86
           Granted....................................................      150,382         $9.875-$26.875            15.83
           Exercised..................................................       (7,131)          $8.00-$15.25             9.45
           Forfeited..................................................      (13,250)        $9.875-$25.375            23.79
                                                                            -------
         Outstanding as of December 31, 1998..........................      228,180           $8.00-$30.50            14.49
                                                                            =======
         Exercisable as of December 31, 1998..........................       39,581
                                                                            =======


         The options generally vest over three years. The weighted average remaining contractual life for the shares outstanding as of December 31, 1998 for both plans is approximately 8 years. The effect on compensation expense and net income had compensation costs for the Company's incentive plan stock option been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Standards No. 123, is $96,514 and $529,393 for 1997 and 1998, respectively. The Company estimated the fair value of incentive plan options utilizing an option pricing model assuming a market price and exercise price ranging from $8.00 to $25.375 per share, a risk free interest rate of 5.9% to 6.2%, a two to four year expected life, a range of 0% to 56.9% expected volatility, and no dividends. The fair value of the options, totaling $1,429,928, issued to the dental professionals employed by the Coast P.A. are charged to the Coast P.A. and reimbursed to the Company from the Coast P.A.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

NOTE 11 - BENEFIT PLANS

         The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") covering substantially all employees. Matching employer contributions, if any, are set at the discretion of the Board of Directors or the applicable committee thereof. As of December 31, 1998, there have not been any Company matching contributions.

NOTE 12 - SUBSEQUENT EVENTS

         Effective February 1, 1999, the Company and the Coast P.A. have amended the Services and Support Agreements to change the management fee to an average range of 71.0% to 73.0% of the Coast P.A.'s gross revenue, net of refunds and discounts and to cancel the $50,000 payment to the Coast P.A., in connection with each internally developed Dental Center.

         On January 28, 1999, the Company entered into a purchase agreement with a dental practice whereby the Company acquired all of the tangible assets of the dental practice. The purchase price for this acquired Dental Center was approximately $.4 million consisting of $.2 million in cash and $.2 million in promissory notes.

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The Company will repurchase for cash these shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will begin promptly and will continue for twelve months, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes.

                      COAST DENTAL SERVICES, INC. NOTES TO
                        FINANCIAL STATEMENTS-CONTINUED

         On February 19, 1999, the Company entered into a purchase agreement with a dental practice whereby the Company acquired all of the tangible assets of the dental practice. The purchase price for this acquired Dental Center was approximately $.3 million consisting of $.2 million in cash and $.1 million in promissory notes.


         On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. As of March 25, 1999, the Company has repurchased 249,000 shares for approximately $1.7 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND DISCLOSURE

None.


                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 11. EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the headings "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Shareholders, which will be filed with the Securities and Exchange Commission on or before April 30, 1999.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(A) EXHIBITS

         See Exhibit Index.

(B) REPORTS ON FORM 8-K.

         None.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 31, 1999.



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

                                       By: /s/ DR. ADAM DIASTI, DDS
                                          ----------------------------------
                                               DR. ADAM DIASTI, DDS
                                               President and Director Officer
                                               (Principal Executive Officer)

                                       By: /s/ JOSEPH R. SMITH
                                          ----------------------------------
                                               JOSEPH R. SMITH
                                               Chief Financial Officer,
                                               Secretary, Treasurer and Director
                                               (Principal Accounting Officer)

                                       By: /s/ DONALD R. MILLARD
                                           ----------------------------------
                                               DONALD R. MILLARD
                                               Director

                                       By: /s/ JOHN H. KANG
                                           ----------------------------------
                                               JOHN H. KANG
                                               Director

                                 EXHIBIT INDEX

EXHIBIT NUMBER              EXHIBIT DESCRIPTION

 3.1*       Restated Certificate of Incorporation of Coast Dental Services, Inc. [2]
 3.2*       Bylaws of Coast Dental Services, Inc. [1]
 4.1*       Specimen of Coast Dental Services, Inc. Common Stock Certificate. [1]
 4.2*       Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank, N.A.[1]
 4.3*       First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and Barnett
            Bank, N.A. [3]
 4.4        Loan Commitment Letter dated August 1, 1997 between Coast Dental Services, Inc. and Barnett Bank N.A. [7]
            (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)
10.1*       Employment Agreement between Coast Dental Services, Inc. and Terek Diasti. [2]
10.2*       Employment Agreement between Coast Dental Services, Inc. and Adam Diasti, D.D.S. [2]
10.3*       Employment Agreement between Coast Dental Services, Inc. and Joseph R. Smith. [1]
10.4*       Coast Dental Services, Inc. Stock Option Plan. [1]
10.5*       Coast Dental Services, Inc. Affiliated Professional Stock Plan. [1]
10.6*       Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast Florida, P.A. [1]
10.9*       Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and
            Barnett Bank, N.A. [1]
10.10*      Form of Indemnification Agreement with officers and directors. [1]
10.12*      Agreement to Transfer Stock and Stock Pledge dated November 1, 1996, by and between Adam Diasti, D.D.S. and Coast Dental
            Services, Inc. [2] (The Company has also entered into similar agreements with Adam Diasti with respect to his stock ownership in Coast Dental Southeast, P.A., Coast Dental Services of Tennessee, P.A. and Coast Dental Services of
            Florida, P.A. and such agreements are not being filed because they are not materially different in form from the
            Agreement to Transfer Stock and Stock Pledge filed by the Company).
10.13*      First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and Barnett
            Bank, N.A. [3]
10.14*      Amendment No. 1 to Coast Dental Services, Inc. Stock Option Plan. [5]
10.15*      Asset Purchase Agreement dated as of April 1, 1997 by and among Coast Dental Services, Inc., Coast Florida P.A., West
            Coast Dental, Inc. and Lawrence E. Fendrich, D.M.D. [4]
10.16*      Loan Commitment Letter dated August 1, 1997 between Coast Dental Services, Inc. and Barnett Bank N.A. [7]
10.17*      First Amendment effective June 1997 to Services and Support Agreement between the Company and Coast Florida P.A. [8]
10.18       Second and Third Amendments effective October 1, 1998 and February 1, 1999 to the Services and Support Agreement between the Company and the Coast Florida P.A. (During the year the Company entered into Services and Support Agreement with
            Coast Dental Services of Tennessee, P.A. and Coast Dental Services of Florida P.A., which agreements are not being filed because their terms are not materially different from the amended Services and Support Agreements previously filed by the Company).
10.19       First Amendment effective February 1, 1999 to the Services and Support Agreement between the Company and Coast Dental
            Southeast, P.A.
11.1        Computation of Per Share Earnings.
23.1        Consent of Deloitte & Touche LLP, independent certified public accountants.
27.1        Financial Data Schedule for the year ended December 31, 1998 (for SEC use only).
27.2        Amended Financial Data Schedule for the quarter ended March 30, 1998 (for SEC use only).
27.3        Amended Financial Data Schedule for the quarter ended June 30, 1998 (for SEC use only).
27.4        Amended Financial Data Schedule for the quarter ended September 30, 1998 (for SEC use only).

---------------

* Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.
(1)   Registration Statement on Form S-1 filed on October 7, 1996
      (File No. 333-13613).
(2)   Amendment No. 1 to Form S-1 Registration Statement filed on November 12,
      1996.
(3)   Form 10-K filed on March 31, 1997.
(4)   Form 8-K dated April 16, 1997.
(5)   Form S-8/A filed on July 31, 1997.
(6)   Form 10-Q filed on August 8, 1997.
(7)   Form S-1 Registration Statement filed on August 26, 1997
      (File No. 333-34385).
(8)   Amendment No. 2 to S-1 Registration Statement filed on September 19, 1997.
(9)   Form 10-Q filed on November 14, 1997.