Form 10-Q
period 1999-03-31
COAST DENTAL SERVICES INC
filed 1999-05-14
CIK 1018920

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

                  For the quarter ended March 31, 1999

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


APPLICABLE ONLY TO CORPORATE ISSUERS. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Total number of shares of outstanding Common Stock as of May 7, 1999: 7,622,524

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS



                          COAST DENTAL SERVICES, INC.
                                 BALANCE SHEETS

-----------------------------------------------------------------------------------------------------------------
                                                                                                      UNAUDITED
                                                                              DECEMBER 31,            MARCH 31,
                                                                                 1998                    1999
-----------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
  Cash and cash equivalents............................................      $13,581,798            $ 6,077,295
  Available-for-sale investments.......................................       13,785,320             17,743,486
  Management fee receivable from Coast P.A.............................        5,235,035              6,132,615
  Note receivable from Coast P.A., non-interest bearing................          529,218                529,218
  Supplies, inventory and small tools..................................        2,481,552              2,660,109
  Prepaid expenses and other assets....................................        1,096,871              1,197,433
  Deferred tax asset...................................................          560,871                560,871
                                                                             -----------            -----------
    Total current assets...............................................       37,270,665             34,901,027
Property and equipment, net............................................       16,297,559             18,281,257
Non-compete agreement, net of amortization of $332,235
  and $377,916, respectively...........................................          818,440                785,702
Dental services agreement, net of amortization of $619,233
  and $775,512, respectively...........................................       15,870,936             16,403,339
Other assets...........................................................        1,244,175              1,257,989
                                                                             -----------            -----------
    Total assets.......................................................      $71,501,775            $71,629,314
                                                                             ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................      $ 2,320,536            $ 2,418,894
  Other accrued expenses...............................................        1,172,100              1,704,719
  Treasury stock payable...............................................               --              1,077,698
  Current maturities of  debt and capital lease obligations............        1,284,060              1,361,275
                                                                             -----------            -----------
    Total current liabilities..........................................        4,776,696              6,562,586
Long-term debt and capital lease obligations, excluding current maturities     1,635,703              1,614,431
                                                                             -----------            -----------

    Total liabilities..................................................        6,412,399              8,177,017
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued........................................................               --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    7,621,758 and 7,622,524 shares issued and 7,618,184 and 7,199,950
    shares outstanding, respectively...................................            7,622                  7,623
  Additional paid-in capital...........................................       59,997,034             60,152,256
  Retained earnings....................................................        6,603,397              7,721,327
                                                                             -----------            -----------
                                                                              66,608,053             67,881,206
    Less: Stock option receivable from Coast P.A.......................        1,429,928              1,579,022
         Treasury stock, 3,574 and 442,574 shares, respectively........           88,749              2,849,887
                                                                             -----------            -----------
    Total stockholders' equity.........................................       65,089,376             63,452,297
                                                                             -----------            -----------
    Total liabilities and stockholders' equity.........................      $71,501,775            $71,629,314
                                                                             ===========            ===========

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                              STATEMENTS OF INCOME
                                    UNAUDITED

-------------------------------------------------------------------------------------------------------------------
                                                                                   QUARTER ENDED MARCH 31,
                                                                                 1998                1999
-------------------------------------------------------------------------------------------------------------------
Net revenue............................................................      $7,288,379          $10,912,548
Dental Center expenses:
  Staff salaries.......................................................       2,172,508            3,501,144
  Dental supplies and lab fees.........................................       1,043,514            1,680,544
  Advertising..........................................................         456,071              767,552
  Rent.................................................................         757,670            1,439,637
  Depreciation.........................................................         243,202              479,696
  Other................................................................         189,650              324,262
                                                                             ----------          -----------
    Total Dental Center expenses.......................................       4,862,615            8,192,835
                                                                             ----------          -----------
    Gross profit.......................................................       2,425,764            2,719,713
General and administrative expenses....................................         641,335            1,005,579
Development costs......................................................         567,878                   --
Depreciation and amortization..........................................         227,425              287,278
                                                                             ----------          -----------
    Operating profit...................................................         989,126            1,426,856
Interest (expense) income, net.........................................         533,640              265,925
                                                                             ----------          -----------
Income before income taxes.............................................       1,522,766            1,692,781
Income tax expense.....................................................         549,963              574,851
                                                                             ----------          -----------
Income before cumulative effect of a change in accounting principle....         972,803            1,117,930
Cumulative effect of a change in accounting principle, net of income
  tax of $382,403......................................................         633,813                   --
                                                                             ----------          -----------
Net income.............................................................      $  338,990          $ 1,117,930
                                                                             ==========          ===========

Basic earnings per share:
Income before cumulative effect of a change in accounting principle....      $      .13          $       .15
Cumulative effect of a change in accounting principle..................             .08          $        --
                                                                             ----------          -----------
Net income.............................................................      $      .05          $       .15
                                                                             ==========          ===========


Diluted earnings per share:
Income before cumulative effect of a change in accounting principle....      $      .13          $       .15
Cumulative effect of a change in accounting principle..................             .08          $        --
                                                                             ----------          -----------
Net income.............................................................      $      .05          $       .15
                                                                             ==========          ===========


Weighted average number of shares outstanding:
  Basic................................................................       7,608,055            7,538,686
                                                                             ==========          ===========
  Diluted..............................................................       7,736,228            7,538,717
                                                                             ==========          ===========


                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS
                                    UNAUDITED

--------------------------------------------------------------------------------------------------------------
                                                                                    QUARTER ENDED MARCH 31,
                                                                                    1998                  1999
--------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income...........................................................      $   338,990         $  1,117,930
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation.......................................................          264,928              565,014
    Amortization.......................................................          105,501              201,960
    Deferred income tax benefit........................................         (590,156)                  --
  Changes in operating assets and liabilities:
    Increase in management fee receivable from Coast P.A...............         (319,936)            (897,580)
    Increase in supplies, inventory and small tools....................         (297,191)            (178,557)
    Increase in prepaid expenses and other assets......................         (577,768)            (100,562)
    Increase in accounts payable and other accrued expenses............        2,753,901              630,977
                                                                             -----------         ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES......................        1,678,269            1,339,182
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures.................................................       (2,533,484)          (2,488,712)
  Acquired assets, including intangible assets.........................         (563,738)            (761,625)
  Purchase of available-for-sale investments...........................               --           (3,958,166)
  Increase in other assets.............................................         (539,053)             (13,814)
                                                                             -----------         ------------
        NET CASH USED IN INVESTING ACTIVITIES..........................       (3,636,275)          (7,222,317)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options..............................           52,138                6,129
  Purchase of treasury stock...........................................          (29,741)          (1,683,440)
  Proceeds from long-term debt.........................................           25,000              240,000
  Payments on long-term debt...........................................         (235,516)            (164,357)
  Payments on capital leases...........................................          (20,375)             (19,700)
                                                                             -----------         ------------
        NET CASH USED IN FINANCING ACTIVITIES..........................         (208,494)          (1,621,368)
                                                                             -----------         ------------
DECREASE IN CASH AND CASH EQUIVALENTS..................................       (2,166,500)          (7,504,503)
  Cash and cash equivalents at beginning of period.....................       46,343,591           13,581,798
                                                                             -----------         ------------
  Cash and cash equivalents at end of period...........................      $44,177,091         $  6,077,295
                                                                             ===========         ============
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid for interest...............................................      $    28,766         $     44,193
                                                                             ===========         ============
  Cash paid for income taxes...........................................      $    80,000         $    127,000
                                                                             ===========         ============
  Non-cash stock option receivable to Coast P.A........................      $        --         $    149,094
                                                                             ===========         ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the "Company") are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 1998.

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Income for the three months ended March 31, 1998 have been reclassified to conform to the March 31, 1999 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

NOTE 2 - EARNINGS PER SHARE

          Statement of Financial Accounting Standards No. 128, ("Statement 128") Earnings per Share requires that the primary and fully diluted earnings per share be replaced by basic and diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share.

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

NOTE 4 - SIGNIFICANT EVENTS

         Effective February 1, 1999, the Company and the Coast P.A. amended the Services and Support Agreements to change the management fee to approximately 73.0% of the Coast P.A.'s gross revenue, net of refunds and discounts and eliminated the $50,000 payment made to the Coast P.A. in connection with each internally developed Dental Center.

         On January 28, 1999, the Company entered into a purchase agreement with a dental practice whereby the Company acquired all of the tangible assets of the dental practice. The purchase price for this acquired Dental Center was approximately $.4 million consisting of $.2 million in cash and $.2 million in promissory notes.

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. The Company will repurchase for cash these shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue for twelve months, unless sooner terminated by the Board of Directors.

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

         On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. As of March 31, 1999, the Company had repurchased 422,574 shares for approximately $2.8 million.

         During the quarter ended March 31, 1999, the Company opened seven internally developed Dental Centers, three in Florida, three in Georgia and one in Tennessee, at an estimated cost of approximately $175,000 each. This cost includes the cost of equipment, leasehold improvements and working capital.

NOTE 5 - SUBSEQUENT EVENTS

         On April 1, 1999, the Company acquired the operations of Mid-Coast Dental Services, Inc. ("MCDS") for $780,000 cash, $145,000 in notes and the assumption of certain liabilities. MCDS operations include nine Dental Centers opened at various times throughout the last nine months. Prior to closing, MCDS had subleased the Dental Center facilities from the Company. The Company has approximately $1.6 million invested in the tangible assets of these nine Dental Centers in connection with its development agreement with MCDS. These de novo Dental Centers, while early stage, had a combined gross revenue run rate of approximately $2.1 million as of March 31, 1999. In connection with this acquisition, the Company acquired the long-term management agreement between MCDS and Adam Diasti D.D.S. & Associates, Inc., the terms of which are substantially similar to the Services and Support Agreements with the Coast P.A. Adam Diasti, the President of the Company, is the sole shareholder of Adam Diasti D.D.S. & Associates, the professional corporation that employs MCDS's doctors and hygienists.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   A.  OVERVIEW

         The Company opened its first Dental Center in May 1992. As of March 31, 1999, the Company had 113 Dental Centers consisting of 53 internally developed and 60 acquired Dental Centers. The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of March 31, 1999, 116 Coast Dentists were employed by the Coast P.A., serving over 725,000 patients. The Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and acquired Dental Centers.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have ranged from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts since October 1, 1996. As a result of an adjustment in services and support fees approved by the Audit Committee, beginning in February 1999 the services and support fees are expected to average between 71.0% and 73.0% over the next several years. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists. For the period June 1, 1997 through January 31, 1999, the Company paid the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center it committed to open, in consideration for the Coast P.A.'s agreement to expand the Services and Support Agreements to include the new internally developed Dental Centers.

         The Company opened one internally developed Dental Center in 1996, nine in 1997, 25 in 1998 and seven in the quarter ended March 31, 1999 in Florida, Georgia and Tennessee. The average cost to the Company of an internally developed Dental Center is approximately $175,000, which includes the cost of equipment, leasehold improvements and working capital. The Company's growth strategy will continue to include acquisitions in select areas, however, the percentage of internally developed Dental Centers, as a percentage of all Dental Centers, is expected to increase in 1999. Management believes that the strategy of focusing on internally developed Dental Centers is an effective use of its working capital and provides for low cost expansion.

         On April 1, 1999, the Company acquired the operations of Mid-Coast Dental Services, Inc. ("MCDS"). MCDS operations include nine Dental Centers opened at various times throughout the last nine months. The Dental Centers were internally developed by MCDS and are now being integrated into the Coast Operating Model.

B.  RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the quarters indicated. The performance of the Company during these quarters are not indicative of future financial results or conditions.

                                                                             QUARTER ENDED MARCH 31,
                                                                           -------------------------
                                                                              1998             1999
                                                                           -------------------------
Net revenue............................................................    100.0%            100.0%
Dental Center expenses:
  Staff salaries.......................................................     29.8              32.1
  Dental supplies and lab fees.........................................     14.3              15.4
  Advertising..........................................................      6.3               7.0
  Rent.................................................................     10.4              13.2
  Depreciation.........................................................      3.3               4.4
  Other................................................................      2.6               3.0
                                                                           -----             -----
    Total Dental Center expenses.......................................     66.7              75.1
                                                                           -----             -----
    Gross profit.......................................................     33.3              24.9
General and administrative.............................................      8.8               9.2
Development costs......................................................      7.8                --
Depreciation and amortization..........................................      3.1               2.6
                                                                           -----             -----
    Operating profit...................................................     13.6              13.1
Interest income........................................................      7.3               2.4
                                                                           -----             -----
Income before income tax expense.......................................     20.9              15.5
Income tax expense.....................................................      7.5               5.3
                                                                           -----             -----
Income before cumulative effect of a change in accounting principle....     13.4              10.2
Cumulative effect of a change in accounting principle..................      8.7                --
                                                                           -----             -----
Net income.............................................................      4.7              10.2
                                                                           =====             =====

QUARTER ENDED MARCH 31, 1999 COMPARED TO QUARTER ENDED MARCH 31, 1998

         Net Revenue. Net revenue increased 49.7% from $7.3 million for the quarter ended March 31, 1998 to $10.9 million for the quarter ended March 31, 1999. This increase was primarily due to the increase in net revenue attributable to the 57 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 22 acquired Dental Centers in 1998 (including the two consolidated acquired Dental Centers) and the 25 internally developed Dental Centers in 1998. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 47.5% from 85,061 for the quarter ended March 31, 1998 to 125,490 for the quarter ended March 31, 1999. As of February 1, 1999, the Company amended its services and support fees to 73.0%. Therefore, the Dental Center expenses listed below represent a higher percentage of net revenue.

         Staff Salaries. Staff salaries increased 61.2% from $2.2 million for the quarter ended March 31, 1998 to $3.5 million for the quarter ended March 31, 1999. This increase in staff salaries was primarily caused by an increase in Dental Center regional management and Dental Center staffing due to the addition of the 22 acquired and 25 internally developed Dental Centers during 1998. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency. Staff salaries include the compensation paid to administrative staff at each Dental Center, including dental assistants, office managers, sterilization technicians and front desk managers.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 61.1% from $1.0 million for the quarter ended March 31, 1998 to $1.7 million for the quarter ended March 31, 1999. This increase was caused by the increase in patient visits and dental services provided at the 113 Dental Centers. Dental supplies and lab fees as a percent of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Advertising. Advertising expense increased 68.3% from $.5 million for the quarter ended March 31, 1998 to $.8 million for the quarter ended March 31, 1999. This increase was caused primarily by implementation of a more aggressive advertising program, including television, in markets where internally developed Dental Centers were open.

         Rent. Rent expense increased 90.0% from $.8 million for the quarter ended March 31, 1998 to $1.4 million for the quarter ended March 31, 1999. This increase was caused primarily by the addition of the 22 acquired and 25 internally developed Dental Centers during 1998. The 25 internally developed Dental Centers are typically larger than the ones previously built and aggressive development along with new market penetration have increased rent expense. The acquired Dental Centers also typically have a higher rent expense.

         Depreciation. Depreciation expense at the Dental Centers increased 97.2% from $.2 million for the quarter ended March 31, 1998 to $.5 million for the quarter ended March 31, 1999. The increase was primarily associated with the increase in fixed assets from the 22 acquired and 25 internally developed Dental Centers during 1998.

         Other Expenses. Other expenses increased 71.0% from $.2 million for the quarter ended March 31, 1998 to $.3 million for the quarter ended March 31, 1999. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs associated with the 22 acquired and 25 internally developed Dental Centers.

         General and Administrative Expenses. General and administrative expenses increased 56.8% from $.6 million for the quarter ended March 31, 1998 to $1.0 million for the quarter ended March 31, 1999. This increase was caused primarily by the increasing corporate administrative staff, professional fees, rent and insurance costs due to the growth of the Company. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Development Costs. Development costs decreased $.6 million for the quarter ended March 31, 1999 in comparison to the prior year. This decrease was caused primarily by the fee paid to the Coast P.A. in accordance with the Services and Support Agreement for each of the 14 internally developed Dental Centers which the Coast P.A. agreed to develop during 1998. The Company decided to early adopt AICPA Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. SOP 98-5 requires all costs associated with the development of internally developed Dental Centers be expensed as incurred. Effective February 1, 1999, the Company and the Coast P.A. have emended the Services and Support Agreements to cancel the $50,000 payment to the Coast P.A., in connection with each internally developed Dental Center.

         Depreciation and amortization. Depreciation and amortization expenses increased 26.3% from $.2 million for the quarter ended March 31, 1998 to $.3 million for the quarter ended March 31, 1999. This increase was caused primary by the expansion of the corporate headquarters and the amortization of service and support agreements and other.

         Interest income, net. Interest income, net decreased 50.1% from $.5 million for the quarter ended March 31, 1998 to $.3 million for the quarter ended March 31, 1999. This decrease was caused primarily by a decrease of the Company's invested cash balances.

         Income Taxes. Income taxes increased 4.5% from $.5 million for the quarter ended March 31, 1998 to $.6 million for the quarter ended March 31, 1999. This increase was primarily attributable to the increase in income from tax-free investments.

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

         The Company has a revolving credit facility with NationsBank (formerly, Barnett Bank of Florida) which provides an aggregate of $15.0 million for general working capital needs and expansion of Dental Centers. As of May 7, 1999, the Company had available the entire $15.0 million for borrowing.

         The Company has approximately $13.8 million in available-for-sale investments which are invested in tax-free municipal bonds with interest rates ranging between 3.85% to 4.9%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed.

        During the quarter ended March 31, 1999, the Company entered into a purchase agreement with two dental practices whereby the Company acquired all of the tangible assets of the dental practice. The purchase price for these acquired Dental Centers was approximately $.7 million, consisting of $.4 million in cash and $.3 million in promissory notes.

         The Company added seven internally developed Dental Centers during the quarter ended March 31, 1999 in Florida, Georgia and Tennessee at an average cost of approximately $175,000, which includes the cost of equipment, leasehold improvements and working capital.

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

         The first five phases of the Plan have been completed for the majority of IT Assets that have been internally developed and a significant portion of the first five phases have been completed for IT Assets that were developed by third parties. The completion of the first five phases for third party developed IT Assets is expected by September 30, 1999.

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

         As of March 31, 1999, the costs associated with the year 2000 issue have been immaterial and the Company estimates that the future costs will not have a material impact on the Company's financial condition or results of operations. However, there can be no guarantee that the actual costs will not differ materially from the costs estimated to be incurred by the Company. The Company intends to fund the costs of implementing the Plan from its operations.

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

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company has been and will repurchase for cash these shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue through February 9, 2000 unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. The Company intends to hold the repurchased shares in treasury for general corporate purposes. As of March 31, 1999, the Company had repurchased 422,574 shares for approximately $2.8 million.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers, repayment of certain debts and share repurchases, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2000. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash on hand, cash flow from operations and borrowings under the revolving line of credit. In the event the Company expands at a more rapid rate, the Company could finance growth through other credit sources, and where desirable, funding from the sale of debt or equity securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Section C.

Liquidity for further information

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, the quarterly report, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Coast Dental Services," "company," "we," "our" and "us" refer to Coast Dental Services, Inc. The words "expect", "believe", "goal", "plan", "intend", "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

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

         (iv)     our future performance and operating results; and

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

         (i) any material inability to successfully add and integrate internally developed Dental Centers;

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

         (vi)     inability to successfully conduct our business in new markets;

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

         (x) any material decrease in the services and support fees negotiated between the audit committee and the Coast P.A.;

         (xi) unanticipated costs and expenses resulting from our expansion which impact margins;

         (xii) any slow down in the number of patients or the services performed by Dentists which impacts revenue;

         (xiii) any material decrease in the number of Dentists available to service patients, would affect productivity and impact overall revenue; and

         (xiv) any higher than anticipated seasonality resulting in a lower number of patient visits in the Florida market in the summer months.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q or annual report to reflect events or circumstances after the date of this Form 10-Q and annual report or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Sales of Unregistered Securities during the First Quarter

         During the quarter ended March 31, 1999, the Company issued non-negotiable promissory notes in the aggregate sum of $.4 million to three sellers as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices. The Company does not believe that the promissory notes issued in these transactions are a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory notes are deemed to be a security these transactions were exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because it did not involve any public offering.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

         See Exhibit Index.

(b) Reports on Form 8-K.

         None.

                           COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on May 14, 1999.



                           COAST DENTAL SERVICES, INC.



                           By:  /s/ TEREK DIASTI
                               ------------------------------------------------
                               TEREK DIASTI
                               Chief Executive Officer, Chairman of the Board Officer (Principal Executive Officer)
                               (Principal Executive Officer)



                           By:  /s/ JOSEPH R. SMITH
                               ------------------------------------------------
                                JOSEPH R. SMITH
                                Chief Financial Officer, Secretary, Treasurer and Director (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION

11.1     Computation of Per Share Earnings.

27 Financial Data Schedule for the quarter March 31, 1999 (for SEC use only)