Form 10-Q
period 1999-06-30
COAST DENTAL SERVICES INC
filed 1999-08-16
CIK 1018920

===============================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

(Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the quarter ended June 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from________ to ________


                         Commission File No. 000-21501


                          COAST DENTAL SERVICES, INC.
                          ---------------------------
             (Exact Name of Registrant as Specified in Its Charter)


        DELAWARE                                               59-3136131
        --------                                               ----------
 (State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization)                             Identification No.)


2502 ROCKY POINT DRIVE NORTH, SUITE 1000, TAMPA, FLORIDA          33607
--------------------------------------------------------          -----
        (Address of principal executive offices)               (Zip Code)


                                 (813) 288-1999
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X]   No [ ].


APPLICABLE ONLY TO CORPORATE ISSUERS. Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Total number of shares of outstanding Common Stock as of August 6, 1999:
6,587,624.



===============================================================================

PART I - FINANCIAL INFORMATION

ITEM 1.
                              FINANCIAL STATEMENTS
                          COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                                              UNAUDITED
                                                                                      DECEMBER 31,             JUNE 30,
                                                                                         1998                    1999
                                                                                      -----------            -----------
                                    ASSETS

Current assets:
  Cash and cash equivalents. . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $13,581,798            $ 6,992,980
  Available-for-sale investments . . . . . . . . . . . . . . . . . . . . . . . . . .   13,785,320              9,728,544
  Management fee receivable from Coast P.A.  . . . . . . . . . . . . . . . . . . . .    5,235,035              7,514,489
  Supplies, inventory and small tools. . . . . . . . . . . . . . . . . . . . . . . .    2,481,552              2,965,508
  Prepaid expenses and other assets. . . . . . . . . . . . . . . . . . . . . . . . .    1,096,871                632,608
  Deferred tax asset . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      560,871                560,871
                                                                                      -----------            -----------
    Total current assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   36,741,447             28,395,000
Note receivable from Coast P.A., non-interest bearing. . . . . . . . . . . . . . . .      529,218                529,218
Property and equipment, net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .   16,297,559             19,819,872
Non-compete agreement, net of amortization of $332,235
  and $397,711, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .      818,440                752,964
Dental services agreement, net of amortization of $619,233
  and $974,613, respectively . . . . . . . . . . . . . . . . . . . . . . . . . . . .   15,870,936             18,331,765
Other assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,244,175              1,916,060
                                                                                      -----------            -----------
    Total assets . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $71,501,775            $69,744,879
                                                                                      ===========            ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ 2,320,536            $ 3,584,142
  Other accrued expenses . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    1,172,100              1,649,449
  Current maturities of debt and capital lease obligations . . . . . . . . . . . . .    1,284,060                952,074
                                                                                      -----------            -----------
    Total current liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . .    4,776,696              6,185,665
Long-term debt and capital lease obligations, excluding current maturities . . . . .    1,635,703              1,480,083
                                                                                      -----------            -----------
    Total liabilities. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,412,399              7,665,748
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    7,621,758 and 7,622,524 shares issued and 7,618,184 and 6,850,750
    shares outstanding, respectively . . . . . . . . . . . . . . . . . . . . . . . .        7,618                  6,851
  Additional paid-in capital . . . . . . . . . . . . . . . . . . . . . . . . . . . .   59,908,289             55,584,312
  Retained earnings. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    6,603,397              8,231,669
                                                                                      -----------            -----------
                                                                                       66,519,304             63,822,832
    Less: Stock option receivable from Coast P.A., non-interest bearing. . . . . . .    1,429,928              1,743,701
                                                                                      -----------            -----------
            Total stockholders' equity . . . . . . . . . . . . . . . . . . . . . . .   65,089,376             62,079,131
                                                                                      -----------            -----------
    Total liabilities and stockholders' equity . . . . . . . . . . . . . . . . . . .  $71,501,775            $69,744,879
                                                                                      ===========            ===========


                  See Notes to Condensed Financial Statements.

                          COAST DENTAL SERVICES, INC.
                   CONDENSED STATEMENTS OF INCOME - UNAUDITED

                                                      QUARTER ENDED JUNE 30,          SIX MONTHS ENDED JUNE 30,
                                                       1998            1999             1998             1999
                                                    ----------      -----------      -----------      -----------

Net revenue.......................................  $8,072,108      $11,166,127      $15,360,487      $22,078,675
Dental Center expenses:
  Staff salaries..................................   2,655,601        3,979,766        4,828,109        7,480,910
  Dental supplies and lab fees....................   1,168,428        1,755,451        2,211,942        3,435,995
  Advertising.....................................     487,992          814,936          944,063        1,582,488
  Rent............................................     962,034        1,678,788        1,719,704        3,118,425
  Depreciation....................................     268,601          594,295          511,803        1,073,991
  Other...........................................     206,530          328,413          396,180          652,675
                                                    ----------      -----------      -----------      -----------
    Total Dental Center expenses..................   5,749,186        9,151,649       10,611,801       17,344,484
                                                    ----------      -----------      -----------      -----------
    Gross profit..................................   2,322,922        2,014,478        4,748,686        4,734,191
General and administrative expenses...............     807,683        1,133,102        1,449,018        2,138,681
Development costs.................................     367,879               --          935,757               --
Depreciation and amortization.....................     171,743          279,897          399,168          567,175
                                                    ----------      -----------      -----------      -----------
    Operating profit..............................     975,617          601,479        1,964,743        2,028,335
Interest (expense) income, net....................     455,279          140,184          988,919          406,109
                                                    ----------      -----------      -----------      -----------
Income before income taxes........................   1,430,896          741,663        2,953,662        2,434,444
Income tax expense................................     431,239          231,321          981,202          806,172
                                                    ----------      -----------      -----------      -----------
Income before cumulative effect of a change in
  accounting principle............................     999,657          510,342        1,972,460        1,628,272
Cumulative effect of a change in accounting
  principle, net of income tax of $382,403........          --               --          633,813               --
                                                    ----------      -----------      -----------      -----------
Net income........................................  $  999,657      $   510,342      $ 1,338,647      $ 1,628,272
                                                    ==========      ===========      ===========      ===========

BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in
  accounting principle............................  $      .13      $       .07      $       .26      $       .22
Cumulative effect of a change in accounting
  principle.......................................          --               --              .08               --
                                                    ----------      -----------      -----------      -----------
Net income........................................  $      .13      $       .07      $       .18      $       .22
                                                    ==========      ===========      ===========      ===========

DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in
  accounting principle............................  $      .13      $       .07      $       .26      $       .22
Cumulative effect of a change in accounting
  principle.......................................          --               --              .08               --
                                                    ----------      -----------      -----------      -----------
Net income........................................  $      .13      $       .07      $       .18      $       .22
                                                    ==========      ===========      ===========      ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic...........................................   7,621,084        7,103,794        7,616,034        7,319,653
                                                    ==========      ===========      ===========      ===========
  Diluted.........................................   7,713,029        7,103,847        7,717,675        7,319,829
                                                    ==========      ===========      ===========      ===========

                  See Notes to Condensed Financial Statements.

                          COAST DENTAL SERVICES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

                                                                               SIX MONTHS ENDED JUNE 30,
                                                                             1998                     1999
                                                                         ------------             ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income..........................................................   $  1,338,647             $  1,628,272
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation......................................................        561,322                1,220,310
    Amortization......................................................        249,450                  420,856
    Deferred income tax (benefit) expense.............................       (721,398)                      --
  Changes in operating assets and liabilities:
    Increase in management fee receivable from Coast P.A..............       (938,572)              (2,279,454)
    Increase in supplies, inventory and small tools...................       (860,041)                (483,956)
    Increase in prepaid expenses and other assets.....................       (425,958)                 464,263
    Increase in accounts payable and other accrued expenses...........      1,379,813                1,740,955
                                                                         ------------             ------------

        NET CASH PROVIDED BY OPERATING ACTIVITIES.....................        583,263                2,711,246
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures................................................     (5,217,953)              (4,682,623)
  Acquired assets, including intangible assets........................     (3,629,739)              (2,876,209)
  Sale of available-for-sale investments..............................             --                4,056,776
  Increase in notes receivable from Coast P.A.........................       (210,218)                      --
  Increase in other assets............................................       (500,635)                (671,885)
                                                                         ------------             ------------
        NET CASH USED IN INVESTING ACTIVITIES.........................     (9,558,545)              (4,173,941)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options.............................        103,187                    6,128
  Purchase of treasury stock..........................................        (86,349)              (4,644,645)
  Proceeds from long-term debt........................................        678,230                  374,332
  Payments on long-term debt..........................................       (405,208)                (822,100)
  Payments on capital leases..........................................        (41,585)                 (39,838)
                                                                         ------------             ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES...........        248,275               (5,126,123)
                                                                         ------------             ------------
DECREASE IN CASH AND CASH EQUIVALENTS.................................     (8,727,007)              (6,588,818)
  Cash and cash equivalents at beginning of period....................     46,343,591               13,581,798
                                                                         ------------             ------------
  Cash and cash equivalents at end of period..........................   $ 37,616,584             $  6,992,980
                                                                         ============             ============

SUPPLEMENTAL  SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid for interest..............................................   $     48,123             $    101,972
                                                                         ============             ============
  Cash paid for income taxes..........................................   $    952,500             $    324,000
                                                                         ============             ============
  Non-cash stock option receivable to Coast P.A.......................   $    641,862             $    149,094
                                                                         ============             ============

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

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Income for the quarter and six months ended June 30, 1998 have been reclassified to conform to the quarter and six months ended June 30, 1999 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

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

NOTE 4 - SIGNIFICANT EVENTS

         During the quarter ended June 30, 1999, the Company opened three internally developed Dental Centers, one in Florida, one in Georgia and one in Virginia, at an estimated cost of approximately $175,000 each. This cost includes the cost of equipment, leasehold improvements and working capital.

         On April 1, 1999, the Company acquired the operations of Mid-Coast Dental Services, Inc. ("MCDS") for $780,000 cash, $145,000 in notes and the assumption of certain liabilities. The acquisition has been accounted for as a purchase. The total cost has been allocated to the dental service agreement. MCDS operations included eight Dental Centers opened at various times throughout the last year. Prior to closing, MCDS had subleased the Dental Center facilities from the Company. The Company has approximately $1.6 million invested in the tangible assets of these eight Dental Centers in connection with its development agreement with MCDS. These de novo Dental Centers, while early stage, had a combined gross revenue run rate of approximately $2.1 million prior to the acquisition date. In connection with this acquisition, the Company acquired the long-term management agreement between MCDS and

Adam Diasti D.D.S. & Associates, Inc., the terms of which are substantially similar to the Services and Support Agreements with the Coast P.A. Adam Diasti, the President of the Company, is the sole shareholder of Adam Diasti D.D.S. & Associates, the professional corporation that employs MCDS's doctors and hygienists.

NOTE 5 - SUBSEQUENT EVENTS

         During July 1999, the Company opened one internally developed Dental Center in Florida at an estimated cost of approximately $175,000. This cost includes the cost of equipment, leasehold improvements and working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   A.    OVERVIEW

         The Company opened its first Dental Center in May 1992. As of June 30, 1999, the Company had 122 Dental Centers consisting of 57 internally developed and 65 acquired Dental Centers (including the eight denovo's acquired from MCDS). The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of June 30, 1999, the Coast P.A employed 128 Coast Dentists. The Company expects to expand the Coast Dental Network into new and existing markets principally through the addition of internally developed and also through select acquired Dental Centers.

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

         The Company opened one internally developed Dental Center in 1996, nine in 1997, 26 in 1998 and ten in the six months ended June 30, 1999 in Florida, Georgia, Tennessee and Virginia. The average cost to the Company of an internally developed Dental Center is approximately $175,000, which includes the cost of equipment, leasehold improvements and working capital. The Company's growth strategy will continue to include acquisitions in select areas, however, the percentage of internally developed Dental Centers, as a percentage of all Dental Centers, is expected to continue to increase. Management believes in spite of a start up period which can result in lowering margins that the strategy of focusing on internally developed Dental Centers is an effective long term use of its working capital providing for low cost expansion.

         On April 1, 1999, the Company acquired the operations of Mid-Coast Dental Services, Inc. ("MCDS"). MCDS operations include eight Dental Centers opened at various times throughout the last nine months. These Dental Centers were internally developed by MCDS and are now being integrated into the rest of the Coast Dental network.

         The Company began to implement its rollout plan for the conversion of its' Dental Center software during the six months ended June 30, 1999. Approximately 70% of the Dental Centers had been trained and 50% converted as of June 30, 1999 and the Company expects to have substantially completed the rollout early in the 4th quarter of 1999. The estimated incremental direct cost, including hardware, software and implementation costs of the software conversion in 1999 is approximately $750,000. The conversion is also slightly impacting revenues at Dental Centers as training occurs.

         Additionally, as part of the Company's long term plan, the Company is continuing to enhance its field management structure. The Company expects to continue to add regional operations vice presidents to oversee up to 40 Dental Centers in a region. While management believes that this level of management will enhance the profitability of the Company, there could be some pressure on the margins in the short term until the benefits of additional management are realized.

         The Company began to implement its announced share repurchase program in February, 1999. As of August 6, 1999, the Company had repurchased approximately 1,035,000 shares for approximately $5.9 million, thus reducing cash and interest income during the quarter with a corresponding reduction of the weighted average shares outstanding during the period. Management believes that the share repurchase will have a positive impact on earnings per share in subsequent quarters.

   B.    RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the quarters and six months indicated. The performance of the Company during these quarters and six months are not indicative of future financial results or conditions.


                                                          QUARTER ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                             1998        1999        1998        1999
                                                             -----       -----       -----       -----

Net revenue .........................................        100.0%      100.0%      100.0%      100.0%
Dental Center expenses:
  Staff salaries ....................................         32.9        35.6        31.4        33.9
  Dental supplies and lab fees ......................         14.5        15.7        14.4        15.6
  Advertising .......................................          6.0         7.3         6.1         7.2
  Rent ..............................................         11.9        15.0        11.2        14.1
  Depreciation ......................................          3.3         5.4         3.4         4.8
  Other .............................................          2.6         3.0         2.6         3.0
                                                             -----       -----       -----       -----
    Total Dental Center expenses ....................         71.2        82.0        69.1        78.6
                                                             -----       -----       -----       -----
    Gross profit ....................................         28.8        18.0        30.9        21.4
General and administrative ..........................         10.0        10.1         9.4         9.7
Development costs ...................................          4.6          --         6.1          --
Depreciation and amortization .......................          2.1         2.5         2.6         2.5
                                                             -----       -----       -----       -----
    Operating profit ................................         12.1         5.4        12.8         9.2
Interest income .....................................          5.6         1.3         6.4         1.8
                                                             -----       -----       -----       -----
Income before income tax expense ....................         17.7         6.7        19.2        11.0
Income tax expense ..................................          5.3         2.1         6.4         3.6
                                                             -----       -----       -----       -----
Income before cumulative effect of a change in
  accounting principle ..............................         12.4         4.6        12.8         7.4
Cumulative effect of a change in accounting principle           --          --         4.1          --
                                                             -----       -----       -----       -----
Net income ..........................................         12.4         4.6         8.7         7.4
                                                             =====       =====       =====       =====


QUARTER AND SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1998

         Net Revenue. Net revenue increased 38.3% and 43.7% for the quarter and six months ended June 30, 1999, from $8.1 million to $11.2 million and from $15.4 million to $22.1 million, respectively. This increase was primarily due to the increase in net revenue attributable to the increase in Dental Centers from 90 at June 30, 1998 to 122 at June 30, 1999. The increases in net revenue are also primarily driven by increases in patient visits. Patient visits increased 39.7% from 105,959 for the quarter ended June 30, 1998 to 148,054 for the quarter ended June 30, 1999 and 43.2% from 191,020 for the six months ended June 30, 1998 to 273,544 for the six months ended June 30, 1999. As of February 1, 1999, the Company amended its services and support fees to 73.0%. Therefore, the Dental Center expenses listed below represent a higher percentage of net revenue.

         Staff Salaries. Staff salaries increased 49.9% and 54.9% for the quarter and six months ended June 30, 1999, from $2.7 million to $4.0 million and from $4.8 million to $7.5 million, respectively. This increase in staff salaries was primarily caused by the continued increase in Dental Center regional management and an increase in Dental Center staffing due to the addition of approximately 25 internally developed Dental Centers added over the last twelve months. Additionally, a portion of the increase is attributable to the substantial amounts of incremental overtime in the Dental Centers as the Company continues the rollout of its new Dental Center software.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 50.2% and 55.3% for the quarter and six months ended June 30, 1999, from $1.2 million to $1.8 million and from $2.2 million to $3.4 million, respectively. This increase was primarily caused by the substantial increase in the number of new affiliated dentists in the Dental Centers from 80 in the quarter ended June 30, 1998 to 128 in the quarter ended June 30, 1999. These dentists typically take a few quarters to become familiar with the cost savings typically available to Coast Dentists.

         Advertising. Advertising expense increased 67.0% and 67.6% for the quarter and six months ended June 30, 1999, from $.5 million to $.8 million and from $.9 million to $1.6 million, respectively. This increase was caused primarily by implementation of television ads to the advertising mix utilized by the Company.

         Rent. Rent expense increased 74.5% and 81.3% for the quarter and six months ended June 30, 1999, from $1.0 million to $1.7 million and from $1.7 million to $3.1 million, respectively. This increase was caused primarily by the increasing square footage of the new Dental Centers, the aggressive development schedule with 25 new internally developed Dental Centers added over the last twelve months and the Company's growth into new markets.

         Depreciation. Depreciation expense at the Dental Centers increased 121.3% and 109.8% for the quarter and six months ended June 30, 1999, from $.3 million to $.6 million and from $.5 million to $1.1 million, respectively. The increase was directly attributable to the addition of 32 Dental Centers (25 of which are new internally developed Dental Centers) during the last twelve months without the corresponding revenue associated with the new Dental Centers.

         Other Expenses. Other expenses increased 59.0% and 64.7% for the quarter and six months ended June 30, 1999, from $.2 million to $.3 million and from $.4 million to $.7 million, respectively. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs associated with the addition of the 32 Dental Centers during the last twelve months.

         General and Administrative Expenses. General and administrative expenses increased 40.3% and 47.6% for the quarter and six months ended June 30, 1999, from $.8 million to $1.1 million and from $1.4 million to $2.1 million, respectively. Primarily the increasing corporate administrative staff and technology due to the growth of the Company caused this increase. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Development Costs. Development costs decreased $.4 million and $.9 million for the quarter and six months ended June 30, 1999 in comparison to the prior year. Primarily the fee paid to the Coast P.A. in accordance with the Services caused this decrease and Support Agreement for each of the 14 internally developed Dental Centers, which the Coast P.A. agreed to develop during 1998. The Company decided to early adopt AICPA Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. SOP 98-5 requires all costs associated with the development of internally developed Dental Centers be expensed as incurred. Effective February 1, 1999, the Company and the Coast P.A. have amended the Services and Support Agreements to cancel the $50,000 payment to the Coast P.A., in connection with each internally developed Dental Center.

         Depreciation and amortization. Depreciation and amortization expenses increased 63.0% and 42.1 % for the quarter and six months ended June 30, 1999, from $.2 million to $.3 million and from $.4 million to $.6 million, respectively. The addition of assets at the corporate headquarters and the amortization of additional acquired dental service agreements and other intangible assets caused this increase.

         Interest income, net. Interest income, net decreased 69.2% and 58.9% for the quarter and six months ended June 30, 1999, from $.5 million to $.1 million and from $1.0 million to $.4 million, respectively. This decrease was caused primarily by a decrease of the Company's invested cash balances which was primarily utilized for the Company's expansion of its Dental Centers and to repurchase stock pursuant to its stock repurchase initiative.

         Income Taxes. Income taxes decreased 46.4% and 17.8% for the quarter and six months ended June 30, 1999, from $.4 million to $.2 million and from $1.0 million to $.8 million, respectively. This decrease is a direct result of the lower earnings experienced during the periods. The effective tax rate increased slightly during the quarter as compared to the same quarter in 1998 due to the lower tax free interest income in 1999.

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

         During the quarter, the Company's $15.0 million revolving credit facility with NationsBank expired. The Company has a commitment for a revolving credit facility with NationsBank for an aggregate of up to $20.0 million for the purpose of acquisitions or the construction of new dental offices, capital expenditures and short-term working capital. The Company anticipates that the entire $20.0 million will be available for borrowing once the facility is finalized.

         The Company has approximately $9.7 million in available-for-sale investments, which are invested, in tax-free municipal bonds with interest rates ranging between 3.5% to 4.0%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed.

         During the quarter ended June 30, 1999, the Company entered into a purchase agreement with MCDS whereby the Company acquired all of the tangible assets of the dental practices. The purchase price for these acquired Dental Centers was approximately $.9 million, consisting of $.8 million in cash and $.1 million in promissory notes and certain assumed liabilities. The Company had built these Dental Centers, which currently have a net asset value of $1.3 million, and leased them to MCDS.

         The Company added three internally developed Dental Centers during the quarter ended June 30, 1999 in Florida, Georgia and Virginia at an average cost of approximately $175,000, which includes the cost of equipment, leasehold improvements and working capital.

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

         The Company began to implement its rollout plan for the conversion of its' Dental Center software during the six months ended June 30, 1999. The estimated incremental direct cost, including hardware, software and implementation costs, of the software conversion in 1999 is approximately $750,000. The Dental Center software being installed is year 2000 compliant.

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the 00 as 1900 instead of 2000. This could cause many computer systems, computer applications and non-information systems to fail completely or to create erroneous results unless corrective measures are taken.

         The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. In 1997, the Company created a Year 2000 committee tasked with evaluating the year 2000 issue and taking the appropriate actions. The year 2000 committee has developed and is currently implementing a comprehensive plan (the "Plan") to make its information technology and non-information technology systems and applications ("IT Assets") year 2000 ready. The Plan covers the following phases: (i) inventory of all IT Assets, (ii) assessment of repair or replacement requirements, (iii) testing of IT Assets to determine correct manipulation of dates and date-related data, (iv) verification that phases (i) through (iii) were properly completed for all IT Assets, (v) verification of significant third party year 2000 readiness and (vi) creation of contingency plans, to the extent deemed necessary.

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

         As of June 30, 1999, the costs associated with the year 2000 issue have been immaterial and the Company estimates that the future costs will not have a material impact on the Company's financial condition or results of operations. However, there can be no guarantee that the actual costs will not differ materially from the costs estimated to be incurred by the Company. The Company intends to fund the costs of implementing the Plan from its operations.

         The Company cannot fully estimate the risks of its year 2000 issue, however, to date, the Company has not identified any IT Assets that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. As the Plan proceeds into its final phases, it is possible that the Company may identify IT Assets that do present a risk of a year 2000 related disruption. It is also possible that such a disruption could have a material adverse effect on the financial condition and results of operations. Also, there can be no assurances that third parties will be year 2000 compliant or that such third parties systems will not fail due to noncompliance and result in a disruption of service to the Company which could in turn have a material adverse effect on the Company's operations.

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company has been and will continue to repurchase, for cash, its shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue through February 9, 2000 unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. The Company intends to retire the repurchased shares. As of August 6, 1999, the Company had repurchased 1,034,900 shares for approximately $5.9 million.

         The Company anticipates that for the balance of 1999, it will need to spend approximately $2.5 million on capital expenditures including, new internally developed Dental Centers, refurbishment and relocation of existing Dental Centers and other capital equipment needs in both the Corporate office and the Dental Centers.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers, repayment of certain debts and share repurchases, management believes that the combination of the funds expected to be available under the Company's current cash reserves, its anticipated revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the foreseeable future. It is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash on hand, cash flow from operations and borrowings under the revolving line of credit. In the event the Company expands at a more rapid rate, the Company could finance growth through other credit sources, and where desirable, funding from the sale of debt or equity securities.

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

         (vi) inability to successfully conduct our business in newer markets;

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

         (xiv) any higher than anticipated seasonality resulting in a lower number of patient visits in the Florida market in the summer months;

         (xv) continued and increased negative effects on our business from the conversion of our Dental Center software and any inability to successfully complete the conversion and implementation of our Dental Center software could negatively affect or results; and

         (xvi) the inability to add regional operations vice presidents and the inability of such positions to positively impact operating results.

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

PART II - OTHER INFORMATION

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c) Sales of Unregistered Securities during the First Quarter

         During the quarter ended June 30, 1999, the Company issued a non-negotiable promissory note in the aggregate sum of $.1 million to one seller as part of the purchase price in connection with the Company's purchase of the allowable assets of certain dental practices. The Company does not believe that the promissory note issued in this transaction is a "security" as defined by Section 2(1) of the Securities Act. However, in the event the promissory note is deemed to be a security this transaction would be exempt from the registration requirements of the Securities Act pursuant to Section 4(2) because it did not involve any public offering.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Coast Dental Services, Inc. was held on May 21, 1999. Each share of

Common Stock entitled its holder to one vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 7,345,979 shares of common stock voted on the matters described below.

         (1) The stockholders elected, pursuant to the following vote, Joseph Smith to the Company to hold office until his term expires and until his successor has been duly elected and qualified. Mr. Smith received 7,322,121 votes and 23,858 votes abstained.

         (2) The stockholders approved the amendment of the Company's Stock Option Plan to provide for additional shares. The amendment received 4,351,812 votes, 553,337 votes against, 10,350 votes abstained and 2,430,480 votes not cast on this non-routine proposal.

         (3) The stockholders approved the amendment of the Company's Affiliated Professionals Stock Plan to provide for additional shares. The amendment received 4,323,462 votes, 574,487 votes against, 17,550 votes abstained and 2,430,480 votes not cast on this non-routine proposal.

         (4) The stockholders approved the proposal to ratify the appointment of Deloitte and Touche LLP as the Company's independent auditors for the fiscal year 1999. Deloitte and Touche LLP received 7,329,372 votes, 12,747 votes against and 3,860 votes abstained.

ITEM 6. EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

         See Exhibit Index.

(b) Reports on Form 8-K.

         None.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on August 13, 1999.



                                      COAST DENTAL SERVICES, INC.



                                      By: /s/ TEREK DIASTI
                                         ------------------------------------
                                              TEREK DIASTI
                                              Chief Executive Officer,
                                              Chairman of the Board Officer
                                              (Principal Executive Officer)
                                              (Principal Executive Officer)

                                      By: /s/ JOSEPH R. SMITH
                                         ------------------------------------
                                              JOSEPH R. SMITH
                                              Chief Financial Officer,
                                              Secretary, Treasurer and Director
                                              (Principal Accounting Officer)

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                              EXHIBIT DESCRIPTION
-------                             -------------------

 4.5     Loan commitment letter dated August 4, 1999 by and among Coast Dental
         Services, Inc. and NationsBank, N.A.

10.2     Loan commitment letter dated August 4, 1999 by and among Coast Dental
         Services, Inc. and NationsBank, N.A. incorporated by reference to exhibit 4.5

11.1     Computation of Per Share Earnings.

27 Financial Data Schedule for the quarter ended June 30, 1999 (for SEC use only)