Form 10-Q
period 1999-09-30
COAST DENTAL SERVICES INC
filed 1999-11-15
CIK 1018920

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

             For the quarter ended September 30, 1999

                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from________ to ________

                         Commission File No. 000-21501

                          COAST DENTAL SERVICES, INC.
             ------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                   DELAWARE                              59-3136131
       -------------------------------              -------------------
       (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)              Identification No.)

2502 ROCKY POINT DRIVE NORTH, SUITE 1000, TAMPA, FLORIDA                33607
--------------------------------------------------------             ----------
       (Address of principal executive offices)                      (Zip Code)

                                 (813) 288-1999
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Total number of shares of outstanding Common Stock as of November 12, 1999:
                                     6,399,384.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                          COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

-------------------------------------------------------------------------------------------------------------------
                                                                                                      UNAUDITED
                                                                             DECEMBER 31,           SEPTEMBER 30,
                                                                                 1998                   1999
-------------------------------------------------------------------------------------------------------------------
                                                      ASSETS

Current assets:
  Cash and cash equivalents............................................      $13,581,798            $ 2,360,184
  Available-for-sale investments.......................................       13,785,320             10,553,828
  Management fee receivable from Coast P.A.............................        5,235,035              8,735,264
  Supplies, inventory and small tools..................................        2,481,552              3,166,565
  Prepaid expenses and other assets....................................        1,096,871                837,815
  Deferred tax asset...................................................          560,871                560,871
                                                                             -----------            -----------
    Total current assets...............................................       36,741,447             26,214,527
Note receivable from Coast P.A., non-interest bearing..................          529,218                529,218
Property and equipment, net............................................       16,297,559             20,131,829
Non-compete agreement, net of amortization of $332,235
  and $424,690, respectively...........................................          818,440                720,225
Dental services agreement, net of amortization of $619,233
  and $1,177,769, respectively.........................................       15,870,936             18,288,300
Other assets...........................................................        1,244,175              1,922,379
                                                                             -----------            -----------
    Total assets.......................................................      $71,501,775            $67,806,478
                                                                             ===========            ===========

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.....................................................      $ 2,320,536            $ 3,050,114
  Other accrued expenses...............................................        1,172,100              2,006,532
  Current maturities of debt and capital lease obligations.............        1,284,060                868,107
                                                                             -----------            -----------
    Total current liabilities..........................................        4,776,696              5,924,753
Long-term debt and capital lease obligations, excluding
    current maturities.................................................        1,635,703              1,370,729
                                                                             -----------            -----------
    Total liabilities..................................................        6,412,399              7,295,482
Stockholders' equity:
  Preferred stock, $.001 par value; 2,000,000 shares authorized,
    none issued........................................................               --                     --
  Common stock, $.001 par value; 50,000,000 shares authorized,
    7,621,758 and 6,402,958 shares issued and 7,618,184 and 6,399,384
    shares outstanding, respectively...................................            7,622                  6,404
  Additional paid-in capital...........................................       59,908,285             53,412,897
  Retained earnings....................................................        6,603,397              8,670,717
                                                                             -----------            -----------
                                                                              66,519,304             62,090,018
    Less: Stock option receivable from Coast P.A.,
       non-interest bearing ...........................................        1,429,928              1,579,022
                                                                             -----------            -----------
             Total stockholders' equity................................       65,089,376             60,510,996
                                                                             -----------            -----------
    Total liabilities and stockholders' equity.........................      $71,501,775            $67,806,478
                                                                             ===========            ===========

                  See Notes to Condensed Financial Statements.

                          COAST DENTAL SERVICES, INC.
                   CONDENSED STATEMENTS OF INCOME - UNAUDITED


--------------------------------------------------------------------------------------------------------------------
                                                           QUARTER ENDED,                   NINE MONTHS ENDED
                                                   ---------------------------        ------------------------------
                                                            SEPTEMBER 30,                      SEPTEMBER 30
                                                      1998            1999               1998                1999
--------------------------------------------------------------------------------------------------------------------
Net revenue......................................  $9,201,631      $11,290,007        $24,562,118        $33,368,682
Dental Center expenses:
  Staff salaries.................................   3,115,560        4,303,917          7,943,669         11,784,827
  Dental supplies and lab fees...................   1,295,646        1,833,720          3,507,588          5,269,715
  Advertising....................................     539,874          619,166          1,483,937          2,201,653
  Rent...........................................   1,126,039        1,740,727          2,845,743          4,859,152
  Depreciation...................................     272,951          636,079            784,754          1,710,072
  Other..........................................     219,617          314,785            615,797            967,460
                                                   ----------      -----------        -----------        -----------
    Total Dental Center expenses.................   6,569,687        9,448,394         17,181,488         26,792,879
                                                   ----------      -----------        -----------        -----------
    Gross profit.................................   2,631,944        1,841,613          7,380,630          6,575,803
General and administrative expenses..............     797,486        1,045,763          2,246,504          3,184,444
Development costs................................     367,879               --          1,303,636                 --
Depreciation and amortization....................     231,372          303,455            630,540            870,629
                                                   ----------      -----------        -----------        -----------
    Operating profit.............................   1,235,207          492,395          3,199,950          2,520,730
Interest (expense) income, net...................     349,106          134,803          1,338,025            540,911
                                                   ----------      -----------        -----------        -----------
Income before income taxes.......................   1,584,313          627,198          4,537,975          3,061,641
Income tax expense...............................     448,553          188,149          1,429,755            994,321
                                                   ----------      -----------        -----------        -----------
Income before cumulative effect of a change in
  accounting principle...........................   1,135,760          439,049          3,108,220          2,067,320
Cumulative effect of a change in accounting
  principle, net of income tax of $382,403.......          --               --            633,813                 --
                                                   ----------      -----------        -----------        -----------
Net income.......................................  $1,135,760      $   439,049        $ 2,474,407        $ 2,067,320
                                                   ==========      ===========        ===========        ===========
BASIC EARNINGS PER SHARE:
Income before cumulative effect of a change in
  accounting principle...........................  $      .15      $       .07        $       .41        $       .29
Cumulative effect of a change in accounting
  principle......................................          --               --                .08                 --
                                                   ----------      ------------       -----------       ------------
Net income.......................................  $      .15      $       .07        $       .33       $        .29
                                                   ==========      ===========        ===========       ============
DILUTED EARNINGS PER SHARE:
Income before cumulative effect of a change in
  accounting principle...........................  $      .15      $       .07        $       .40       $        .29
Cumulative effect of a change in accounting
  principle......................................          --               --                .08                 --
                                                   ----------      -----------        -----------       ------------
Net income.......................................  $      .15      $       .07        $       .32       $        .29
                                                   ==========      ===========        ===========       ============
WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING:
  Basic..........................................   7,621,758        6,595,640          7,617,963          7,076,687
                                                   ==========      ===========        ===========       ============
  Diluted........................................   7,672,458        6,595,693          7,712,796          7,076,863
                                                   ==========      ===========        ===========       ============

                  See Notes to Condensed Financial Statements.

                          COAST DENTAL SERVICES, INC.
                 CONDENSED STATEMENTS OF CASH FLOWS - UNAUDITED

--------------------------------------------------------------------------------------------------------
                                                                               NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                          1998                   1999
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income ................................................         $  2,474,407          $  2,067,320
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation ............................................              858,710             1,929,708
    Amortization ............................................              556,584               650,991
    Deferred income tax (benefit) expense ...................             (674,581)                   --
  Changes in operating assets and liabilities:
   Increase in management fee receivable from Coast P.A .....           (2,193,134)           (3,500,229)
   Increase in supplies, inventory and small tools ..........           (1,198,677)             (685,012)
   Increase in prepaid expenses and other assets ............               11,023               259,056
   Increase in accounts payable and other accrued expenses ..              964,115             1,564,009
                                                                      ------------          ------------
        NET CASH PROVIDED BY OPERATING ACTIVITIES ...........              798,447             2,285,843
CASH FLOWS FROM INVESTING ACTIVITIES:
  Capital expenditures ......................................           (8,196,405)           (5,703,978)
  Acquired assets, including intangible assets ..............           (9,191,519)           (3,030,140)
  Sale of available-for-sale investments ....................                   --             3,231,492
  Increase in notes receivable from Coast P.A ...............             (529,218)                   --
  Increase in other assets ..................................             (625,502)             (678,204)
                                                                      ------------          ------------
        NET CASH USED IN INVESTING ACTIVITIES ...............          (18,542,644)           (6,180,830)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from exercise of stock options ...................              103,187                 6,128
  Purchase of treasury stock ................................              (86,349)           (6,651,828)
  Proceeds from long-term debt ..............................            5,240,500               374,332
  Payments on long-term debt ................................             (481,874)             (994,829)
  Payments on capital leases ................................              (60,463)              (60,430)
                                                                      ------------          ------------
        NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .            4,715,001            (7,326,627)
                                                                      ------------          ------------
DECREASE IN CASH AND CASH EQUIVALENTS .......................          (13,029,196)          (11,221,614)
  Cash and cash equivalents at beginning of period ..........           46,343,591            13,581,798
                                                                      ------------          ------------
  Cash and cash equivalents at end of period ................         $ 33,314,395          $  2,360,184
                                                                      ============          ============
SUPPLEMENTAL  SCHEDULE OF CASH FLOW INFORMATION:
  Cash paid for interest ....................................         $     81,175          $    140,856
                                                                      ============          ============
  Cash paid for income taxes ................................         $  1,792,500          $    561,848
                                                                      ============          ============
  Non-cash stock option receivable to Coast P.A .............         $    641,862          $    149,094
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

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Income for the quarter and nine months ended September 30, 1998 have been reclassified to conform to the quarter and nine months ended September 30, 1999 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

NOTE 2 - EARNINGS PER SHARE

          Statement of Financial Accounting Standards No. 128, ("Statement 128") Earnings per Share, requires that the primary and fully diluted earnings per share be replaced by basic and diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which included common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share.

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

NOTE 4 - SIGNIFICANT EVENTS

         The Company added six (6) internally developed Dental Centers during the quarter ended September 30, 1999, three (3) in Florida, two (2) in Georgia, and one (1) in Tennessee at an average cost of approximately $175,000 which includes the cost of equipment, leasehold improvements, and working capital.

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

NOTE 5 - SUBSEQUENT EVENTS

         During October 1999, the Company opened two internally developed Dental Centers, one in Georgia and one in Tennessee, at an estimated cost of approximately $175,000 each. This cost includes the cost of equipment, leasehold improvements and working capital.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A. OVERVIEW

         The Company opened its first Dental Center in May 1992. As of September 30, 1999, the Company had 128 Dental Centers consisting of 63 internally developed and 65 acquired Dental Centers (including the eight de novo's acquired from Mid-Coast Dental Services, Inc. ("MCDS").) The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of September 30, 1999, the Coast P.A employed 141 Coast Dentists. The Company expects to expand the Coast Dental Network into new and existing markets principally through the addition of internally developed and also through select acquired Dental Centers.

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

         The Company opened one internally developed Dental Center in 1996, nine in 1997, 26 in 1998 and fifteen in the nine months ended September 30, 1999 in Florida, Georgia, Tennessee and Virginia. The average cost to the Company of an internally developed Dental Center is approximately $175,000, which includes the cost of equipment, leasehold improvements and working capital. The Company's growth strategy will continue to include acquisitions in select areas; however, the percentage of internally developed Dental Centers, as a percentage of all Dental Centers, is expected to continue to increase. Management believes, in spite of a start up period which results in lower margins, that the strategy of focusing on internally developed Dental Centers is an effective long term use of its working capital providing for low cost expansion. The Company also expects to continue to grow internally by adding capacity at existing acquired and developed Dental Centers.

         On April 1, 1999, the Company acquired the operations of MCDS. MCDS operations include eight Dental Centers opened at various times throughout the twelve months prior to the Company's acquisition. These Dental Centers were internally developed by MCDS and are being integrated into the rest of the Coast Dental network.

         The Company has completed its roll out plan for the conversion of its Dental Center software as of September 30, 1999. The estimated incremental direct cost, including hardware, software and implementation costs, of the software conversion in 1999 is approximately $750,000. The conversion has slightly impacted revenues at Dental Centers as training has occurred.

         Additionally, as part of the Company's long term plan, the Company is continuing to enhance its field management structure. The Company has added three regional operations vice presidents to oversee up to 40 Dental Centers in a region. While management believes that this level of management will enhance the profitability of the Company, there could be some pressure on the margins in the short term until the benefits of additional management are realized.

         The Company began to implement its announced share repurchase program in February, 1999. As of September 30, 1999, the Company had repurchased approximately 1,218,800 shares for approximately $6.7 million, thus reducing cash and interest income during the quarter with a corresponding reduction of the weighted average shares outstanding during the period. Management believes that the share repurchase will have a positive impact on earnings per share in subsequent quarters.

         As anticipated, the Company continued to experience short term effect on its financial performance due to its large percentage of newer Dental Centers, its software conversion program, and its expansion of the Company's field management team, all of which are steps the Company believes are in the best interest of the Company.

B. RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the quarters and nine months indicated. The performance of the Company during these quarters and nine months are not indicative of future financial results or conditions.


                                                             QUARTER ENDED                NINE MONTHS ENDED
                                                              SEPTEMBER 30                   SEPTEMBER 30
                                                          ---------------------         ----------------------
                                                           1998           1999           1998            1999
                                                          ---------------------         ----------------------
Net revenue..........................................     100.0%         100.0%         100.0%          100.0%
Dental Center expenses:
  Staff salaries.....................................      33.9           38.1           32.3            35.3
  Dental supplies and lab fees.......................      14.1           16.2           14.3            15.8
  Advertising........................................       5.9            5.5            6.0             6.6
  Rent...............................................      12.2           15.4           11.6            14.6
  Depreciation.......................................       3.0            5.7            3.3             5.0
  Other..............................................       2.4            2.9            2.5             2.9
                                                          -----          -----          -----           -----
    Total Dental Center expenses.....................      71.4           83.7           70.0            80.3
                                                          -----          -----          -----           -----
    Gross profit.....................................      28.6           16.3           30.0            19.7
General and administrative...........................       8.7            9.3            9.1             9.5
Development costs....................................       4.0             --            5.3              --
Depreciation and amortization........................       2.5            2.7            2.6             2.5
                                                          -----          -----          -----           -----
    Operating profit.................................      13.4            4.4           13.0             7.6
Interest income......................................       3.8            1.2            5.4             1.6
                                                          -----          -----          -----           -----
Income before income tax expense.....................      17.2            5.7           18.5             9.2
Income tax expense...................................       4.9            1.7            5.8             2.9
                                                          -----          -----          -----           -----
Income before cumulative effect of a change in
  accounting principle...............................      12.3            3.9           12.7             6.2
Cumulative effect of a change in accounting principle        --             --            2.6              --
                                                          -----          -----          -----            ----
Net income...........................................      12.3            3.9           10.1             6.2
                                                          =====          =====          =====           =====

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1998

         Net Revenue. Net revenue increased 22.7% and 35.9% for the quarter and nine months ended September 30, 1999, from $9.2 million to $11.3 million and from $24.6 million to $33.4 million, respectively. This increase was primarily due to the increase in net revenue attributable to the increase in Dental Centers from 98 at September 30, 1998, to 128 at September 30, 1999. The increases in net revenue are also primarily driven by increases in patient visits. Patient visits increased 32.1% from 118,576 for the quarter ended September 30, 1998, to 156,661 for the quarter ended September 30, 1999 and 27.5% from 309,596 for the nine months ended September 30, 1998, to 394,841 for the nine months ended September 30, 1999. As of February 1, 1999, the Company amended its services and support fees to 73.0%, thereby reducing net revenue as a percent of gross revenue. Therefore, the Dental Center expenses listed below represent a higher percentage of net revenue in 1999 than in 1998.

         Staff Salaries. Staff salaries increased 38.1% and 48.4% for the quarter and nine months ended September 30, 1999, from $3.1 million to $4.3 million and from $7.9 million to $11.8 million, respectively. This increase in staff salaries was primarily caused by the continued increase in Dental Center regional management and an increase in Dental Center staffing due to the addition of 30 internally developed Dental Centers added over the last twelve months. Additionally, a portion of the increase is attributable to the substantial amounts of incremental overtime in the Dental Centers related to the roll out of the Company's new Dental Center software.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 41.5% and 50.2% for the quarter and nine months ended September 30, 1999, from $1.3 million to $1.8 million and from $3.5 million to $5.3 million, respectively. This increase was primarily caused by the substantial increase in the number of new affiliated dentists in the Dental Centers from 102 in the quarter ended September 30, 1998 to 141 in the quarter ended September 30, 1999. These dentists generally take a few quarters to become familiar with and begin to realize the cost savings typically available to Coast Dentists.

         Advertising. Advertising expense increased 14.7% and 48.4% for the quarter and nine months ended September 30, 1999, from $.5 million to $.6 million and from $1.5 million to $2.2 million, respectively. This increase was caused primarily by implementation of television ads to the advertising mix utilized by the Company.

         Rent. Rent expense, which includes utilities and maintenance costs, increased 54.6% and 70.8% for the quarter and nine months ended September 30, 1999, from $1.1 million to $1.7 million and from $2.8 million to $4.9 million, respectively. This increase was caused primarily by the increasing square footage of the new Dental Centers, the aggressive development schedule with 30 new internally developed Dental Centers added over the last twelve months and the Company's growth into new markets.

         Depreciation. Depreciation expense at the Dental Centers increased 133.0% and 117.9% for the quarter and nine months ended September 30, 1999, from $.3 million to $.6 million and from $.8 million to $1.7 million, respectively. The increase was directly attributable to the addition of 30 Dental Centers (30 of which are new internally developed Dental Centers) during the last twelve months without the corresponding revenue associated with the new Dental Centers.

         Other Expenses. Other expenses increased 43.3% and 57.1% for the quarter and nine months ended September 30, 1999, from $.2 million to $.3 million and from $.6 million to $1.0 million, respectively. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs associated with the addition of the 30 Dental Centers during the last twelve months.

         General and Administrative Expenses. General and administrative expenses increased 31.1% and 41.8% for the quarter and nine months ended September 30, 1999, from $.8 million to $1.0 million and from $2.2 million to $3.2 million, respectively. The additional corporate administrative staff and new technology required due to the growth of the Company were the principal causes of this increase. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Development Costs. Development costs decreased $.4 million and $1.3 million for the quarter and nine months ended September 30, 1999, in comparison to the prior year. The decrease in development costs was primarily the discontinuation of the $50,000 fee paid to the Coast P.A. in accordance with the service and support agreement for each of the 14 internally developed Dental Centers which Coast P.A. agreed to develop in 1998. The Company decided to early adopt AICPA Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. SOP 98-5 requires all costs associated with the development of internally developed Dental
Centers be expensed as incurred. Effective February 1, 1999, the Company and the Coast P.A. have amended the Services and Support Agreements to cancel the $50,000 payment to the Coast P.A., in connection with each internally developed Dental Center.

         Depreciation and amortization. Depreciation and amortization expenses increased 31.2% and 38.1% for the quarter and nine months ended September 30, 1999, from $.2 million to $.3 million and from $.6 million to $.9 million, respectively. The addition of assets at the corporate headquarters and the amortization of additional acquired dental service agreements and other intangible assets caused this increase.

         Interest income, net. Interest income, net decreased 61.4% and 59.6% for the quarter and nine months ended September 30, 1999, from $.3 million to $.1 million and from $1.3 million to $.5 million, respectively. This decrease was caused primarily by a decrease of the Company's invested cash balances which was primarily utilized for the Company's expansion of its Dental Centers and to repurchase stock pursuant to its stock repurchase initiative.

         Income Taxes. Income taxes decreased 58.1% and 30.5% for the quarter and nine months ended September 30, 1999, from $.4 million to $.2 million and from $1.4 million to $1.0 million, respectively. This decrease is a direct result of the lower earnings experienced during the periods. The effective tax rate increased slightly during the quarter as compared to the same quarter in 1998 due to the lower tax free interest income in 1999.

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

         During the second quarter, the Company's $15.0 million revolving credit facility with Bank of America, N.A. d/b/a Nations Bank, N.A., a National Banking Association, successor by merger to Barnett Bank, N.A. ("Nations Bank") expired. The Company has completed its new revolving credit facility with Nations Bank for an aggregate of up to $20.0 million for the purpose of acquisitions or the construction of new dental offices, capital expenditures and short-term working capital. The Company has the entire $20.0 million available for borrowing subject to normal loan covenants.

         The Company has approximately $10.6 million in available-for-sale investments, which are invested in tax-free municipal bonds with interest rates ranging between 3.5% to 4.0%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed.

         The Company added six internally developed Dental Centers during the quarter ended September 30, 1999, three (3) in Florida, two (2) in Georgia and one (1) in Tennessee at an average cost of approximately $175,000, which includes the cost of equipment, leasehold improvements and working capital.

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

         The Company completed the roll out of its Dental Center software during the quarter ended September 30, 1999. The estimated incremental direct cost, including hardware, software and implementation costs, of the software conversion in 1999 is approximately $750,000. The Dental Center software being installed is year 2000 compliant.

         Many computer systems in use today were designed and developed using two digits, rather than four, to specify the year. As a result, such systems will recognize the 00 as 1900 instead of 2000. This could cause many computer systems, computer applications and non-information systems to fail completely or to create erroneous results unless corrective measures are taken.

         The Company utilizes software and related computer technologies essential to its operations that may be affected by the Year 2000 issue. In 1997, the Company created a Year 2000 committee tasked with evaluating the year 2000 issue and taking the appropriate actions. The year 2000 committee has developed and implemented a comprehensive plan (the "Plan") to make its information technology and non-information technology systems and applications ("IT Assets") year 2000 ready. The Plan covers the following phases: (i) inventory of all IT Assets, (ii) assessment of repair or replacement requirements, (iii) testing of IT Assets to determine correct manipulation of dates and date-related data, (iv) verification that phases (i) through (iii) were properly completed for all IT Assets, (v) verification of significant third party year 2000 readiness and (vi) creation of contingency plans, to the extent deemed necessary.

         The first five phases of the Plan have been completed for the majority of IT Assets that have been internally developed and a significant portion of the first five phases have been completed for IT Assets that were developed by third parties. The completion of the first five phases for third party developed IT Assets is expected by November 30, 1999.

         The Company surveyed third parties who provide both critical IT Assets and non-information technology related goods and services (e.g. utility companies, supply transportation companies and insurance companies) to (1) evaluate their year 2000 compliance plans and state of readiness and (2) determined whether a year 2000 related event will impede the ability of such third parties to continue to provide such goods and services as the year 2000 approaches.

         The Company has not yet completed phase (vi) of the Plan, but this phase will be continuously monitored should the Company acquire more information about the preparations of its third party vendors. Some risks related to the year 2000 issue are beyond the control of the Company and its third parties. For example, the Company does not believe that it can develop a contingency plan which will protect the Company from a possible ripple effect throughout the entire economy that could be caused by problems of others with the year 2000 issue.

         As of September 30, 1999, the costs associated with the year 2000 issue have been immaterial and the Company estimates that the future costs will not have a material impact on the Company's financial condition or results of operations. However, there can be no guarantee that the actual costs will not differ materially from the costs estimated to be incurred by the Company. The Company has funded the costs of implementing the Plan from its operations.

         The Company cannot fully estimate the risks of its year 2000 issue, however, to date, the Company has not identified any IT Assets that present a material risk of not being year 2000 ready or for which a suitable alternative cannot be implemented. Inspite of the plan, and the Companies effort to identify the year 2000 issues, it is possible that the Company may identify IT Assets that do present a risk of a year 2000 related disruption. It is also possible that such a disruption could have a material adverse effect on the financial condition and results of operations. Also, there can be no assurances that third parties will be year 2000 compliant or that such third parties' systems will not fail due to noncompliance and result in a disruption of service to the Company which could in turn have a material adverse effect on the Company's operations.

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company has been and will continue to repurchase, for cash, its shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue through February 9, 2000 unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. The Company intends to retire the repurchased shares. As of October 22, 1999, the Company had repurchased 1,218,800 shares for approximately $6.7 million.

         The Company anticipates that for the balance of 1999, it will need to spend approximately $2.5 million on capital expenditures, including new internally developed Dental Centers, refurbishment and relocation of existing Dental Centers and other capital equipment needs in both the Corporate office and the Dental Centers.

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

PART II - OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K

(a)  Exhibits

         See Exhibit Index.

(b)  Reports on Form 8-K.

         None.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on November 12, 1999.



                                  COAST DENTAL SERVICES, INC.



                                  By: /s/ TEREK DIASTI
                                      -----------------------------------------
                                          TEREK DIASTI
                                          Chief Executive Officer, Chairman
                                          of the Board Officer (Principal
                                          Executive Officer)
                                          (Principal Executive Officer)

                                  By: /s/ WILLIAM H. GEARY
                                      -----------------------------------------
                                          WILLIAM H. GEARY
                                          Vice President of Finance, Controller
                                          (Principal Accounting Officer)

                                 EXHIBIT INDEX

EXHIBIT
NUMBER            EXHIBIT DESCRIPTION
-------           -------------------

4.2* Business Loan Agreement dated August 15, 1996 by and among Coast Dental Services, Inc. and Barnett Bank, N.A. [1]
4.3* First Amendment to Business Loan Agreement dated March 7, 1997 by and among Coast Dental Services, Inc. and Barnett Bank, N.A. [2]
4.6 Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)
10.9* Business Loan Agreement dated August 15, 1996 by and among Coast Dental Services, Inc. and Barnett Bank, N.A. [1]
10.13* First Amendment to Business Loan Agreement dated March 7, 1997 by and among Coast Dental Services, Inc. and Barnett Bank, N.A. [2]
10.20 Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. and Third Renewal and Replacement Revolving Promissory Note by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. incorporated by reference to Exhibit 4.6.
11.1              Computation of Per Share Earnings.
27 Financial Data Schedule for the quarter ended September 30, 1999 (for SEC use only.)

* Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

[1] Registration Statement on Form S-1 filed on October 7, 1996 (File No. 333-13613.)
[2]  Form 10-K filed on March 31, 1997.