Form 10-K
period 1999-12-31
COAST DENTAL SERVICES INC
filed 2000-03-30
CIK 1018920

-------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
-------------------------------------------------------------------------------

                                    FORM 10-K

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the fiscal year ended December 31, 1999

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


                                 (813)-288-1999
              (Registrant's telephone number, including area code)

           Securities registered pursuant to Section 12(b) of the Act:
                                      NONE

           Securities registered pursuant to section 12(g) of the Act:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (Title of Class)

Indicated by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicated by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                      DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 1999 Annual Meeting of Stockholders, which will be filed on or before April 30, 2000, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 3, 2000, was approximately $8 million based upon the closing price of such shares on such date on the NASDAQ Stock Market's National Market. As of March 3, 2000, there were 6,403,683 shares of outstanding Common Stock.

                           COAST DENTAL SERVICES, INC.
                         1999 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                          PAGE
    PART I

    Item 1.     Business........................................................................            3

    Item 2.     Properties......................................................................            7

    Item 3.     Legal Proceedings...............................................................            7

    Item 4.     Submission of Matters to a Vote of Security Holders.............................            7

    PART II

    Item 5.     Market of Registrant's Common Equity and related Stockholder Matters............            7

    Item 6.     Selected Financial Data.........................................................            9

    Item 7.     Management's Discussion and Analysis of Financial Condition and
                 Results of Operations..........................................................           10

    Item 7A.    Quantitative and Qualitative Disclosures about Market Risk......................           17

    Item 8.     Financial Statements and Supplementary Data.....................................           19

    Item 9.     Changes and Disagreements with Accountants on Accounting and
                 Financial Disclosure...........................................................           34

    PART III

    Item 10.    Directors and Officers of the Registrant........................................           34

    Item 11.    Executive Compensation..........................................................           34

    Item 12.    Security Ownership of Certain Beneficial Owners and Management..................           34

    Item 13.    Certain Relationships and Related Transactions..................................           34

    PART IV

    Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................           34

                                  INTRODUCTION

         Unless the context otherwise requires, references in this document to "Coast Dental" or the "Company" refer to Coast Dental Services, Inc. and its predecessor; "Dental Centers" refer to dental offices managed or to be managed by the Company pursuant to a services and support agreement; "Coast Florida, P.A.", "Coast Dental Services, P.A.", "Coast Dental of Georgia, P.C.", "Coast Dental Services of Tennessee P.C." and "Adam Diasti, D.D.S. & Associates, P.C." refer to the Florida, Georgia, Tennessee and Virginia professional associations, respectively, which employ the dentists and hygienists providing dental services at the Dental Centers pursuant to a services and support agreement with the Company; "Coast P.A." refers collectively to the Coast Florida P.A., Coast Dental Services, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Adam Diasti, D.D.S. & Associates, P.C. and any professional association or corporation, with which the Company has entered, or may enter, into a services and support agreement ("Services and Support Agreement"); "internally developed Dental Centers" refers to Dental Centers which are initially opened, developed and managed by the Company pursuant to a Services and Support Agreement with the Coast P.A.; "acquired Dental Centers" refers to Dental Centers resulting from the acquisition of an existing dental facility by the Company, combined with the acquisition by the Coast P.A. of the existing dental practice located at that facility; "Coast Dentists" refers to the licensed dentists employed by the Coast P.A. who provide dental services at the Dental Centers; and "Coast Dental Network" refers collectively to the Dental Centers and the Coast Dentists.

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

         As of December 31, 1999, the Company provided management services to 130 Dental Centers located in Florida, Georgia, Tennessee and Virginia. Of the 130 Dental Centers, 61 were internally developed and 69 were acquired by the Company. As of December 31, 1999, 129 Coast Dentists were employed by the Coast P.A., serving approximately 700,000 patients.

         The Company's goal is to develop a leadership position in the management of general dentistry practices throughout Florida, Georgia, Tennessee, Virginia and the southeastern United States. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support to the Dental Centers. Pursuant to the Services and Support Agreement, the Company receives a percentage of the Coast P.A.'s gross patient revenue, net of refunds and discounts. A uniform operating model (the "Coast Operating Model") developed by the Company is utilized at the Dental Centers to increase productivity and maintain the low cost delivery of quality general dentistry services. The key elements of the Coast Operating Model are: (i) affiliating with general dental providers that focus on the most common, high volume dental products and procedures which lend themselves to cost-effective delivery; (ii) centralizing management and administrative responsibilities, thus allowing the Dentists to concentrate on delivering high quality dental care;
(iii) facilitating the training of the Dental Center staff, including Dentists and hygienists, in the most efficient techniques for managing the delivery of high volume, quality dental services; and (iv) assisting with the implementation of marketing programs designed to meet the needs of each Dental Center. The Company plans to expand the Coast Dental Network to maximize economies of scale in management and administration, material procurement and marketing and to facilitate contracting with managed care companies. The Company plans to increase penetration in currently served regions and to expand into new contiguous markets in the southeastern United States through the addition of internally developed and strategically opportunistic acquired Dental Centers.

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

         The Company expects to continue to expand into new contiguous markets in the southeastern United States through the continued addition of internally developed and acquired Dental Centers. Of the 130 Dental Centers currently managed by the Company, 61 were internally developed and 69 were acquired by the Company. When the Company acquires an existing dental office, the Company acquires the assets to the extent permitted by law. Typically, the Company acquires the dental office lease as well as all dental and office equipment. The Coast P.A. acquires the patient lists and related assets, and typically enters into employment agreements with the acquired practice's dentists and hygienists to staff the Dental Center. When the Company internally develops Dental Centers, the Company provides the dental office location and the necessary equipment and support staff while the Coast P.A. provides dentists and dental hygienists. The patient lists are the property of the Coast P.A.

ACQUISITIONS AND DEVELOPMENTS

         The Company opened two internally developed Dental Centers both in 1992 and 1993, four in 1994, three in 1995, one in 1996, nine in 1997, 25 in 1998 and 17 in 1999 in Florida, Georgia and Tennessee. During 1996, the Company and the Coast Florida P.A. added 17 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $4.3 million, consisting of $1.2 million in cash and $3.1 million in promissory notes. During 1997, the Company and the Coast Florida P.A. added 20 acquired Dental Centers located in Florida. The purchase price for these acquired Dental Centers was $5.9 million, consisting of $4.6 million in cash, $1.0 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). In 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida. The purchase price for these acquired Dental centers was $9.2 million, consisting of $6.9 million in cash and $2.3 million in promissory notes. During 1998, the Company consolidated two of its acquired Dental Centers into one Dental Center. During 1999, the Company and the Coast P.A. added 11 acquired Dental Centers in Virginia. The purchase price of these acquired Dental Centers was $2.1 million consisting of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Additionally in 1999, the Company consolidated one of its acquired Dental Centers into existing Dental Centers.

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

         As compensation for its management services under the current Services and Support Agreements, the Coast P.A. pays the Company a monthly services and support fee based upon a percentage of the gross revenue, net of refunds and discounts, of the Dental Center. Dental Center expenses paid by the Company from the services and support fee include all operating and non-operating expenses incurred at the Dental Center except for the salaries and benefits of the Coast Dentists and dental hygienists. The Coast P.A. is owned and managed by Dr. Adam Diasti, a major stockholder, director and executive officer of the Company. See
Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 10 "Directors and Executive Officers of the Registrant." Any future modifications, amendments or revisions to the Services and Support Agreements will be approved in advance by the Audit Committee of the Company's Board of Directors, which consists of all the independent outside directors of the Company. See Notes 2 and 12 to the Financial Statements for further information.

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

         The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of dentistry. Florida Law specifically prohibits non-professional corporations from employing dentists and dental hygienists, exercising control over patient records and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. Under Georgia law, dentists may be employed by corporations only if the entity is organized as a professional corporation or association whose stockholders or members are licensed dentists. Georgia dentists must maintain patient records that document the course of treatment and may not waive co-payment or bill a third party for more than the usual fee. The Company does not employ dentists or dental hygienists and does not exercise control over any prohibited areas. While Dr. Adam Diasti, a sole stockholder of Coast P.A., is also a major stockholder, director and officer of the Company, he acts independently when making decisions in these areas on behalf of the Coast P.A. and the Company has no control over his decisions in these areas.

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

         Many states also prohibit "fee-splitting" by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice's revenues. The Florida fee-splitting law prohibits paying or receiving any commission, bonus, kickback or rebate, or engaging in any split-fee arrangement in any form with a dentist for patient referrals to dentists or other providers of health care goods and services. According to Florida court of appeals decision interpreting this law, it does not prohibit a management fee that is based on a percentage of gross income of a professional practice if the manager does not refer patients to the practice. Regulatory boards can come to different conclusions than those reached by a judicial body in analyzing laws. For example, the Florida Board of Medicine has recently made a determination in applying the Florida fee-splitting law, that under certain circumstances, a management fee based upon a percentage of revenue will be found by them to be illegal. The Florida Board of Medicine, however, does not have jurisdiction over dentistry.

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

SEASONALITY

         The Company has traditionally experienced its highest volume of patient visits during the first and last quarters of the year and its lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Seasonality for the period since January 1, 1995 has been mitigated by the increase in monthly capitation revenue from managed care contracts to the Coast P.A., which represented 14.2%, 18.8% and 22.5% of total revenue to the Coast P.A. for the years ended December 31, 1997, 1998 and 1999, respectively. In addition, the growth of the Company's operations has also served to mitigate the effects of seasonality.

SERVICE MARKS

         The Company believes its service marks are important to the Company. The Company has registered the service marks "Coast Dental" and the Company logo with the United States Patent and Trademarks Office.

EMPLOYEES

         As of December 31, 1999, the Company had approximately 776 full-time and part-time employees, of which approximately 60 were employed at the Company's headquarters and 716 employed at the Dental Centers. None of the Company's employees are employed under a collective bargaining agreement. The Company believes that its relationship with its employees is good.

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

                   CURRENT LOCATIONS                  NUMBER OF LOCATIONS
                   -----------------                  -------------------

                   Southwest Florida..................        15
                   West Central Florida...............        25
                   Central Florida....................        24
                   Northeast Florida..................        11
                   Northwest Florida..................        12
                   Atlanta, Georgia...................        23
                   Nashville, Tennessee...............         9
                   Virginia...........................        11

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

            YEAR                                      HIGH         LOW
            ----                                      ----         ---

            1998      First Quarter                  29.625      21.875
                      Second Quarter                 27.875      13.188
                      Third Quarter                  16.750       8.500
                      Fourth Quarter                 12.750       9.750
            1999      First Quarter                  10.250       6.031
                      Second Quarter                  7.375       4.500
                      Third Quarter                   5.375       3.063
                      Fourth Quarter                  4.063       2.313

         The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

         The closing bid price per share as of March 3, 2000 was $2.063 and there were approximately 79 stockholders of record as of that date. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

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

ITEM 6.           SELECTED FINANCIAL DATA

         The following selected financial data with respect to the Company's statements of income for the years ended December 31, 1995, 1996, 1997, 1998 and 1999 and the balance sheet data as of December 31, 1995, 1996, 1997, 1998 and 1999 are derived from the Financial Statements of the Company which have been audited by Deloitte & Touche, LLP, independent accountants. The following data should be read in conjunction with the Financial Statements of the Company and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                                                  DECEMBER 31,
                                                           ------------------------------------------------------------------
                                                             1995           1996           1997          1998           1999
                                                             ----           ----           ----          ----           ----
                                                                     (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA FOR THE YEAR:
Net Revenue......................................          $3,325         $8,128        $20,035       $34,540        $44,598
Income (loss) before effect of a change
     in accounting principle.....................             225          1,403          3,409         4,171            656
Cumulative effect of a change in accounting
     principle...................................              --             --             --           634             --
Net Income (loss)................................             225          1,403          3,409         3,537            656
Pro forma net income (loss)(1)...................             135            856          3,267         3,537            656

Basic Earnings per common share:
Income before cumulative effect of a change in
     accounting principle(1).....................              --             --           $.57          $.55           $.10
Cumulative effect of a change in accounting
     principle(2)................................              --             --             --         $(.08)            --
Net income (loss)(2).............................              --             --           $.57          $.47           $.10
Pro forma net income (loss)(2)...................              --             --           $.55          $.41           $.10

Diluted Earnings per common share:
Income before cumulative effect of a change
     in accounting principle(2)..................              --             --           $.56          $.54           $.10
Cumulative effect of a change in accounting
principles (2)...................................              --             --             --         $(.08)            --
Net income(loss)(2)..............................              --             --           $.56          $.46           $.10
Pro forma net income (loss)(2)...................              --             --           $.54          $.46           $.10

Weighted average shares outstanding:
Basic(2).........................................              --             --          5,935         7,615          6,906
Diluted(2).......................................              --             --          6,051         7,718          6,906

BALANCE SHEET DATA AT YEAR END:
Total Assets.....................................          $1,198         $7,969        $64,836       $71,502        $64,657
Long-term debt including current maturities......            $608         $4,649         $1,495        $2,920         $1,853

(1) Pro forma adjusted to reflect a 39% income tax rate as if the Company were taxed for the entire year as a C Corporation from 1995 through 1997.
(2) The Company's initial public offering of stock was on February 11, 1997, accordingly, earnings per share and average share data are only provided for the years ended December 31, 1997, 1998 and 1999.

ITEM     7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

   A.  OVERVIEW

        The Company opened its first Dental Center in May 1992 and since then, has added 60 internally developed and 69 acquired Dental Centers. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of December 31, 1999, 129 Coast Dentists were employed by the Coast P.A., serving approximately 700,000 patients. In the near future, the Company plans to grow by utilizing existing excess capacity. Once the excess capacity is optimized, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

        Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have historically ranged from 65% to 76% of the Dental Centers' gross revenue, net of refunds and discounts. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists. For the period June 1, 1997 through January 31, 1999, the Company paid the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center it committed to open, in consideration for the Coast P.A.'s agreement to expand the Services and Support Agreements to include the new internally developed Dental Centers. Effective February 1, 1999, the Services and Support Agreements were modified to discontinue the payment of this fee, and the services and support fees were adjusted to 73% of the Dental Centers' gross revenue. See Notes 2 and 12 to the Financial Statements for further information. The Audit Committee approved a further adjustment to the services and support fees beginning in January 2000, to 67% in connection with the Coast P.A.s anticipated roll out of a new compensation plan for Coast Dentists, which will be staged throughout the year. As a result of the adjustment, the service and support fees are expected to average between 66% and 72% over the next several years.

RECENT DEVELOPMENTS

         Recognizing the changes to its business caused by shifts in the dental practice management sector and its own growth, the Company recently announced several operational initiatives aimed at strengthening and improving performance in 2000 and beyond. The Company believes these steps are crucial to maximizing long-term shareholder value. First, the Company is curtailing the number of new Dental Center openings. This reduced growth plan is designed to enable the Company to fully optimize the opportunities in its existing Dental Centers. Another strategic decision was made to dramatically reduce the amount spent on television advertising. The Company is shifting some of the marketing focus internally to patient and employee relations, internal promotions, and patient referrals.

         The Company has also begun implementing an automated, centralized appointment confirmation system. This system will enable the Dental Center staff to more efficiently utilize their time by advantageously applying technology to confirm patient appointments and reduce appointment cancellations and "no shows."

         The Company's operations team expanded its Regional Vice President level of management to four (4) and also increased staffing in the recruiting department to four (4) professional recruiters. The Company believes the addition of its Regional Vice Presidents will ensure the operations team is able to more effectively and proactively meet the needs of the Dental Centers. Likewise, the recruiting staff was enhanced to better handle the anticipated need for additional affiliated dental professionals.

         The Company's affiliated Coast P.A.s have developed in cooperation with the Company a new professional compensation plan. This plan is designed to provide incentive based compensation to the dental professionals by aligning compensation with the performance of the Dental Center. Compensation for all dentists will be based on individual performance, and for managing dentists, compensation will also depend, in part, on the financial results of the individual Dental Center in which the professional performs services. While the Company believes this form of compensation by the Coast P.A.s should serve to improve the Company's revenue and bottom line performance in the longer-term, the Company and the affiliated P.A.s have re-negotiated the management fee in the short-term to provide the P.A.s with the ability to properly implement this new plan. The implementation will be staged throughout 2000 and, as such the management fee has been adjusted to 67% for the year.

IMPORTANT TRENDS AND DATA

         The Company took a very significant step beginning in 1998, shifting from an acquisition model to a development model. At that time, management determined that it would go in a different direction, and a plan of opening internally developed Dental Centers from scratch was adopted. The Company has since placed less emphasis on acquiring Dental Centers. While the ramp-up of these brand new Dental Centers has been slower than anticipated, which has negatively impacted its financial performance, management is nonetheless excited by recent trends. Overall, the Company's acquired Dental Centers have averaged annualized gross revenue of $550,000 per Dental Center compared to $850,000 for the Company's mature internally developed Dental Centers (opened for more than sixty months). Additionally, internally developed Dental Centers open between two (2) and three (3) years average $500,000 per year in gross revenue; internally developed Dental Centers open between one (1) and two (2) years average $370,000 per year in gross revenue and internally developed Dental Centers open less than one (1) year average $113,000 per year in average gross revenue. The average annualized gross revenue for Dental Centers open three (3) years or less is $270,000 per year. Currently, the Company manages 61 internally developed Dental Centers less than 36 months old which exemplifies the internal growth opportunity associated with the de novo model with minimal additional capital investment. The Company believes that as a result of its cost effective growth, principally through the development model, cash position, and relatively debt free balance sheet, it is in the financial position to slow down external growth in 2000, and to achieve long term growth in a more cost effective and productive manner.

        The Company opened nine internally developed Dental Centers in 1997, 25 in 1998 and 17 in 1999 in Florida, Georgia and Tennessee. The average cost to the Company of an internally developed Dental Center has been approximately $225,000, which included the cost of equipment, leasehold improvements, working capital and in years prior to 1999, an agreed upon $50,000 payment (per Dental Center, see Notes 2 and 12 to the Financial Statements) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreements to include the new internally developed Dental Centers. At internally developed Dental Centers, profitability to the Company has been attained within the first twelve months after opening. The Company's growth strategy, in addition to principally focusing on existing Dental Centers, will continue to include the addition of internally developed Dental Centers and when strategically opportunistic, acquisitions. Management believes that while the strategy of focusing on existing and adding internally developed Dental Centers is expected to result in slightly lower targeted revenue and operating margins in the short run, it is an effective use of its working capital and provides for low cost expansion and long-term stockholder value.

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

        During 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida and Tennessee. The purchase price for these acquired Dental Centers was $9.2 million, consisting primarily of $6.9 million in cash and $2.3 million in promissory notes. On a pro forma basis, had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $9.8 million and $5.2 million for 1997 and 1998, respectively. During 1998, the Company consolidated two of its acquired Dental Centers into one Dental Center.

         During 1999, the Company and Coast P.A. added 11 acquired Dental Centers located in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. On a pro forma basis, had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $0.8 million, $1.0 million and $0.4 million for 1997, 1998 and 1999, respectively. During 1999, the Company consolidated one of its acquired Dental Centers into existing Dental Centers.

         The effect on net income and earnings per share, had all acquisitions occurred, on January 1, 1997, would have been insignificant for all periods presented.

        The Coast P.A. derives the majority of its revenue from a combination of sources, including fees paid by private patients, indemnity insurance reimbursements and capitation payments from managed care companies.

        The following table outlines the payor mix for the Coast P.A.'s revenue for the periods presented:

                                YEARS ENDED DECEMBER 31,
                               -------------------------
                               1997      1998      1999
                               ----      ----      ----
         Self-pay               36%       31%       33%
         HMOs                   43        50        55
         Private insurers       19        18        12
         Medicaid                2         1         0
              Total            100%      100%      100%


B.  RESULTS OF OPERATIONS

        The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the years indicated. The performance of the Company during these years are not indicative of future financial results or conditions.


                                                                               YEARS ENDED DECEMBER 31,
                                                                          --------------------------------
                                                                           1997         1998         1999
                                                                          -----        -----        -----
     Net revenue............................................              100.0%       100.0%       100.0%
                                                                          -----        -----        -----
     Dental Center expenses:
          Staff salaries....................................               31.1         32.7         37.6
          Dental supplies and lab fees......................               14.2         14.2         15.7
          Advertising.......................................                5.9          5.9          6.6
          Rent..............................................               10.6         12.1         15.2
          Depreciation......................................                2.7          3.6          5.5
          Other.............................................                2.2          2.9          2.9
                                                                          -----        -----        -----
            Total Dental Center expenses....................               66.7         71.4         83.5
                                                                          -----        -----        -----
            Gross profit....................................               33.3         28.6         16.5

     General and Administrative.............................                9.3          8.8         12.6
     Development Costs......................................                 --          5.3           --
     Depreciation and amortization..........................                1.9          2.0          2.9
                                                                          -----        -----        -----
          Operating profit..................................               22.1         12.5          1.0
     Interest income (expense)..............................                3.5          4.8          1.3
                                                                          -----        -----        -----
     Income before income tax expense.......................               25.6         17.3          2.3
     Income tax expense.....................................                8.6          5.2          0.9
                                                                          -----        -----        -----
     Income before cumulative effect of a change in
          Accounting principle..............................               17.0         12.1          1.4
     Cumulative effect of a change in accounting
          Principle.........................................                --           1.9           --
                                                                          -----        -----        -----

     Net income.............................................               17.0         10.2          1.4
                                                                          =====        =====        =====
     Pro forma income tax expense...........................                0.7           --           --
                                                                          -----        -----        -----

     Pro forma net income...................................              16.3%        10.2%         1.4%
                                                                          =====        =====        =====

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net Revenue. Net revenue increased 29.1% from $34.5 million for the year ended December 31, 1998 to $44.6 million for the year ended December 31, 1999. This increase was primarily due to the increase in net revenue attributable to the 54 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 22 acquired Dental Centers in 1998, the 25 internally developed Dental Centers in 1998, the 11 acquired Dental Centers in 1999 (including the one consolidated acquired Dental Center) and the 17 internally developed Dental Centers in 1999. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 35.2% from 445,945 for the year ended December 31, 1998 to 602,736 for the year ended December 31, 1999.

         Staff Salaries. Staff salaries increased 48.3% from $11.3 million for the year ended December 31, 1998 to $16.8 million for the year ended December 31, 1999. This increase in staff salaries was primarily caused by an increase in Dental Center regional management and Dental Center staffing due to the addition of the 11 acquired and 17 internally developed Dental Centers. In addition, the second year impact of the 22 acquired and 25 internally developed Dental Centers opened in 1998 also contributed to the increase. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistants and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits increase. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency. Staff salaries include the compensation paid to regional management and administrative staff at each Dental Center, including dental assistants, office managers, sterilization technicians and front desk managers.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 41.9% from $4.9 million for the year ended December 31, 1998 to $7.0 million for the year ended December 31, 1999. This increase was caused by the increase in patient visits and dental services provided at the 130 Dental Centers. Dental supplies and lab fees as a percent of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Advertising. Advertising expense increased 43.9% from $2.1 million for the year ended December 31, 1998 to $3.0 million for the year ended December 31, 1999. This increase was caused primarily by implementation of a more aggressive advertising program, including television, in markets where internally developed Dental Centers were open. The Company entered into the television advertising arena on a test basis during the third quarter of 1998 and on a company-wide basis during the fourth quarter of 1998. The television campaign remained in effect during all of 1999.

           Rent. Rent expense increased 62.1% from $4.2 million for the year ended December 31, 1998 to $6.8 million for the year ended December 31, 1999. This increase was caused primarily by the addition of the 11 acquired and 17 internally developed Dental Centers in 1999, as well as the full year impact of the 22 acquired and 25 internally developed Dental Centers in 1998.

         Depreciation. Depreciation expense at the Dental Centers increased 96.1% from $1.3 million for the year ended December 31, 1998 to $2.5 million for the year ended December 31, 1999. The increase was primarily associated with the increase in fixed assets from the 11 acquired and 17 internally developed Dental Centers and the increased depreciation in year two of the 22 acquired and 25 internally developed Dental centers added during 1998.

         Other Expenses. Other expenses increased 35.5% from $1.0 million for the year ended December 31, 1998 to $1.3 million for the year ended December 31, 1999. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs associated with the growth of the business

         General and Administrative Expenses. General and administrative expenses increased 84.0% from $3.1 million for the year ended December 31, 1998 to $5.6 million for the year ended December 31, 1999. This increase was caused primarily by the increase in corporate administrative salaries, professional fees, rent and insurance costs due to the growth of the Company. In addition, the Company incurred certain one time charges related to the resignation of certain officers of the Company, a change in the vacation policy for all employees and the write-off of costs associated with certain contemplated transactions which will not be consummated. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Development Costs. Development costs decreased $1.8 million for the year ended December 31, 1999 in comparison to the prior year. This decrease was caused by the recognition of all such costs in 1998, as per the Company's early adoption of AICPA Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. SOP 98-5 requires all costs associated with the development of internally developed Dental Centers be expensed as incurred. See Notes 2 and 12 to the Financial Statements for further information.

         Depreciation and amortization. Depreciation and amortization expenses increased 90.2% from $.7 million for the year ended December 31, 1998 to $1.3 million for the year ended December 31, 1999. This increase was caused primarily by the expansion of the corporate headquarters infrastructure and the amortization of Service and Support Agreements and other acquired intangible assets.

         Interest Income, Net. Interest income, net, decreased 63.6% from $1.6 million for the year ended December 31, 1998 to $.6 million for the year ended December 31, 1999. This decrease was caused primarily by a decrease of the Company's invested cash balances. This decline was partially offset by a reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

         Income Taxes. Income taxes decreased 78.1% from $1.8 million for the year ended December 31, 1998 to $.4 million for the year ended December 31, 1999. This decrease was primarily attributable to the reduced level of earnings by the Company during 1999 as compared to 1998. The effective tax rate increased from 28.7% for the year ended December 31, 1998 to 37.4% for the year ended December 31, 1999. The increase was primarily caused by the full year tax impact of certain permanent differences arriving from an acquisition during the latter part of 1998.

        Cumulative effect of a change in accounting principle. Development costs paid to Coast P.A. beginning in June 1997 related to the expansion of dental offices into new and existing markets. These cost had been accounted for as deferred development costs. In 1998, the Company adopted SOP 98-5, changed its accounting to charge such costs to expense as incurred, and recorded the cumulative effect on retained earnings as of January 1, 1998 of approximately $1.0 million ($.6 million net of tax). No such cumulative effect was required in 1999.

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

         Income Taxes. Income taxes increased less than one percent from $1.7 million for the year ended December 31, 1997 to $1.8 million for the year ended December 31, 1998. This increase was partially attributable to the change in corporate status. The Company was an S Corporation until February 11, 1997 and, therefore, income taxes were paid by the individual stockholders. The Company automatically became a C Corporation upon the consummation of its public offering. See Item 8. Financial Statements and Supplementary Data, Notes to the Financial Statements, Note 7. The effective tax rate decreased from 36.2% for the year ended December 31, 1997 to 28.7% for the year ended December 31, 1998. The decrease was primarily caused by the increase in income from tax-free investments.

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

         The Company has a revolving credit facility with Bank of America, N.A. d/b/a Nations Bank, N.A. f/k/a Barnett Bank of Florida, which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. As of March 3, 2000, the Company had available the entire $20.0 million for borrowing.

         The Company has approximately $8.0 million in available-for-sale investments which are invested in tax-free municipal bonds with effective yields ranging between 2.2% to 5.4%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed. See Note 2 to the Financial Statements for further information.

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

         During 1999, the company and the Coast P.A. added 11 acquired Dental Centers in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $0.8 million, $1.0 million and $0.4 million for 1997, 1998 and 1999, respectively. Additionally during 1999, the Company consolidated one of its acquired Dental Centers into existing Dental Centers.

         The effect on net income and earnings per share, had all acquisitions occurred on January 1, 1997, would have been insignificant for all periods presented.

         The Company added nine internally developed Dental Centers in 1997, 25 in 1998 and 17 in 1999 in Florida, Georgia and Tennessee, at an average cost of approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. See Notes 2 and 12 to the Financial Statements for further information.

         The cost of an acquired Dental Center is typically based upon a negotiated percentage of the Dental Center's historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. The Company plans to finance the addition of internally developed and strategically opportunistic acquired Dental Centers for the foreseeable future principally through existing cash and expected cash flow from operations.

         On March 6, 1998, the Company announced that it had reached an agreement with Mid Coast Dental Services, Inc., a Virginia corporation ("MCDS") to provide financing for the development of Dental Centers in Virginia. The Company utilized a small portion of its cash reserves to build, equip and lease fully equipped Dental Centers to MCDS. The Company's loans to MCDS were on a senior secured basis with interest and rentals providing income to the Company. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement was to be based on an agreed upon formula which approximated the fair value of MCDS. Effective April 1, 1999, the Company exercised this option and acquired nine Dental Centers from MCDS. The total purchase price was $1.4 million, consisting of $.8 million in cash and $.6 million in promissory notes and certain assumed liabilities. See
Note 8-Related Party Transactions in the Notes to Financial Statements for further information.

         To date, the Company has experienced no material failures or problems with its computer systems, computer applications or non-information systems related to its computer equipment being unable to recognize the two digits 00 as the year 2000, as opposed to 1900 or any other date related events. The costs associated with the year 2000 issue have been immaterial. While the Company does not anticipate any future material problems to arise as a result of the year 2000 issue, it will continue to monitor the situation.

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company will repurchase for cash these shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program began promptly and will continue until such time as the Company has acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. The Company has canceled these shares. As of March 3, 2000, the Company has repurchased 1,331,800 shares for approximately $6.9 million.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers, repayment of certain debts and share repurchases, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2001. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with cash on hand, cash flow from operations and borrowings under the revolving line of credit. In the event the Company expands at a more rapid rate, the Company could finance growth through other credit sources, and where desirable, funding from the sale of debt or equity securities.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

See "Management's Discussion and Analysis", Section C. "Liquidity and Capital Resources".

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K, the annual report, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Coast Dental Services," "company," "we," "our" and "us" refer to Cost Dental Services, Inc. The words "expect", "believe", "goal", "plan", "intend", "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

         (i) the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with the Company's growth strategy and the impact on short term revenue and operating margins;

         (ii)     our liquidity and capital resources;

         (iii)    our financing opportunities and plans;

         (iv)     our future performance and operating results;

         (v)      the change in the Coast P.A. Dentist compensation plan; and

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

         (i) any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

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

         (vii) any adverse impacts on our revenue or operating margins due to the costs associated with increased growth at existing Dental Centers or increased managed care business having lower margins;

         (viii) the continued relationship with and success of our professional association customers and their continued ability to grow in conjunction with our growth and the impact of such professional association compensation plan;

         (ix) any inability to meet or exceed analysts expectations in any future period;

         (x) any inability to achieve additional revenue or earnings from the 61 internally developed Dental Centers open less than 36 months or new internally developed Dental Centers;

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

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          COAST DENTAL SERVICES, INC.
                         INDEX TO FINANCIAL STATEMENTS


                                                                                                          PAGE

              Independent Auditors' Report.....................................................            20

              Balance Sheets...................................................................            21

              Statements of Income and Comprehensive Income....................................            22

              Statements of Stockholders' Equity...............................................            23

              Statements of Cash Flows.........................................................            24

              Notes to Financial Statements....................................................            25

INDEPENDENT AUDITORS' REPORT

Coast Dental Services, Inc.
Board of Directors

We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the "Company") as of December 31, 1998 and 1999, and the related statements of income, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 1998 and 1999 and the results of operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.


Deloitte & Touche, LLP
Certified Public Accountants
Tampa, Florida

March 3, 2000

                          COAST DENTAL SERVICES, INC.
                                 BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------
                                                                                                  DECEMBER 31,
                                                                                             1998               1999
------------------------------------------------------------------------------------------------------------------------
                                                           ASSETS

Current assets:
     Cash and cash equivalents..................................................          $13,581,798        $ 1,019,618
     Available-for-sale investments.............................................           13,785,320          8,126,505
     Management fee receivable from Coast P.A...................................            5,235,035          9,864,060
     Note receivable from Coast P.A., non-interest bearing......................              529,218            529,218
     Supplies, inventory and small tools........................................            2,481,552          3,596,614
     Prepaid expenses and other assets..........................................            1,096,871            539,008
     Deferred tax asset.........................................................              560,871                 --
                                                                                          -----------        -----------
        Total current assets....................................................           37,270,665         23,675,023
Property and equipment, net.....................................................           16,297,559         20,657,147
Non-compete agreements, net of amortization $332,235
     and $455,708, respectively.................................................              818,440            687,487
Dental services agreements, net of amortization of $619,233
     and $1,503,012, respectively...............................................           15,870,936         17,791,326
Other assets....................................................................            1,244,175          1,846,113
                                                                                          -----------        -----------
     Total assets...............................................................          $71,501,775        $64,657,096
                                                                                          ===========        ===========

                                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................           $2,320,536         $2,105,807
     Other accrued expenses.....................................................            1,172,100          1,524,474
     Current maturities of debt and capital lease obligations...................            1,284,060            642,029
                                                                                          -----------        -----------
     Total current liabilities..................................................            4,776,696          4,272,310
Long-term debt and capital lease obligations, excluding current maturities......            1,635,703          1,211,086
Deferred tax liability..........................................................                   --            180,092
                                                                                          -----------        -----------
     Total liabilities..........................................................            6,412,399          5,663,488
Stockholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares authorized,
        none issued.............................................................                   --                 --
     Common stock, $.001 par value; 50,000,000 share authorized,
        7,621,758 and 6,402,958 shares issued and 7,618,184 and
        6,399,384 shares outstanding, respectively..............................                7,622              6,404
     Additional paid-in capital.................................................           59,997,034         54,427,749
     Retained earnings..........................................................            6,603,397          6,195,430
     Unrealized gain/(loss) on securities held for sale.........................                   --          (106,393)
                                                                                          -----------        -----------
                                                                                           66,608,053         60,523,190
     Less: Stock option receivable from Coast P.A...............................            1,429,928          1,440,833
           Treasury stock, 3,574 and 3,574 shares, respectively.................               88,749             88,749
                                                                                          -----------        -----------
     Total stockholders' equity.................................................           65,089,376         58,993,608
                                                                                          -----------        -----------
     Total liabilities and stockholders' equity.................................          $71,501,775        $64,657,096
                                                                                          ===========        ===========


                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                 STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

---------------------------------------------------------------------------------------------------------------------------
                                                                                     YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------------------------
                                                                        1997                  1998                 1999
---------------------------------------------------------------------------------------------------------------------------
Net Revenue ................................................         $20,034,536           $34,539,837          $44,597,715
Dental Center expenses:
     Staff salaries ........................................           6,228,923            11,302,530           16,762,218
     Dental supplies and lab fees ..........................           2,844,118             4,915,558            6,975,182
     Advertising ...........................................           1,191,888             2,053,969            2,955,959
     Rent ..................................................           2,115,890             4,179,571            6,775,521
     Depreciation ..........................................             545,859             1,258,212            2,466,744
     Other .................................................             433,168               950,695            1,288,417
                                                                     -----------           -----------          -----------
       Total Dental Center expenses ........................          13,359,846            24,660,535           37,224,041
                                                                     -----------           -----------          -----------
Gross profit ...............................................           6,674,690             9,879,302            7,373,674
General and administrative expenses ........................           1,870,847             3,056,477            5,622,786
Development costs ..........................................                  --             1,821,515                   --
Depreciation and amortization ..............................             384,550               683,950            1,300,690
                                                                     -----------           -----------          -----------
Operating profit ...........................................           4,419,293             4,317,360              450,198
Interest income, net .......................................             704,807             1,643,754              597,605
                                                                     -----------           -----------          -----------
Income before income taxes .................................           5,124,100             5,961,114            1,047,803
     Income tax expense ....................................           1,715,218             1,789,857              391,478
                                                                     -----------           -----------          -----------
Income before cumulative effect of a change in
     accounting principle ..................................           3,408,882             4,171,257              656,325
Cumulative effect of a change in accounting principle,
     net of income tax of $382,403 .........................                  --               633,813                   --
                                                                     -----------           -----------          -----------
Net income .................................................           3,408,882             3,537,444              656,325
                                                                                           -----------          -----------
Unrealized loss on available-for-sale investments ..........                  --                    --              106,393
                                                                     -----------           -----------          -----------
Comprehensive income .......................................           3,408,882           $ 3,537,444          $   549,932
                                                                     -----------           ===========          ===========

Pro forma income tax expenses ..............................             142,021
                                                                     -----------
Pro forma net income .......................................         $ 3,266,861
                                                                     ===========
Basic earnings per share:
Income before cumulative effect of a change in
     accounting principle ..................................         $       .57           $       .55          $       .10
Cumulative effect of a change in accounting principle ......                  --                  (.08)                  --
                                                                     ===========           ===========          ===========
Net income .................................................         $       .57           $       .47          $       .10
                                                                     ===========           ===========          ===========
Pro forma net income .......................................         $       .55           $       .47          $       .10
                                                                     ===========           ===========          ===========

Diluted earnings per share:
Income before cumulative effect of a change in
     accounting principle ..................................         $       .56           $       .54          $       .10
Cumulative effect of a change in accounting principle ......                  --                  (.08)                  --
                                                                     ===========           ===========          ===========
Net income .................................................         $       .56           $       .46          $       .10
                                                                     ===========           ===========          ===========
Pro forma net income .......................................         $       .54           $       .46          $       .10
                                                                     ===========           ===========          ===========

Weighted average number of shares outstanding:
     Basic .................................................           5,934,701             7,615,324            6,906,163
                                                                     ===========           ===========          ===========
     Diluted ...............................................           6,051,011             7,718,198            6,906,163
                                                                     ===========           ===========          ===========


                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY

---------------------------------------------------------------------------------------------------------------------------------
                                                                                                    UNREALIZED
                                                                                                    GAIN/(LOSS)
                                                                                                         ON
                                                                                                     SECURITIES       STOCK
                                                          ADDITIONAL      RETAINED     TREASURY       HELD FOR        OPTION
                                          COMMON STOCK  PAID-IN-CAPITAL   EARNINGS      STOCK           SALE        RECEIVABLE
---------------------------------------------------------------------------------------------------------------------------------
Balance on December 31, 1996 .............   $ 3,500    $     25,174    $ 1,435,477   $        --     $      --    $        --
Net proceeds from issuance of common
     stock from initial offering .........     2,200      15,104,762             --            --            --             --
Net proceeds from issuance of common
     stock from secondary  offering ......     1,900      41,909,036             --            --            --             --
Issuance of common stock upon exercise
     of stock options ....................         8          60,448             --            --            --             --
Issuance of stock options to Coast P.A ...        --         701,861             --            --            --       (701,861)
Retirement of common stock ...............        (8)         (1,493)            --            --            --             --
Issuance of common stock upon
     acquisition .........................         6          99,994             --            --            --             --
Purchase of common stock .................        --              --             --        (2,400)           --             --
Undistributed retained earnings from
     S corporation .......................        --       1,435,477     (1,435,477)           --            --             --
Net income for the year ended
     December 31, 1997 ...................        --              --      3,408,882            --            --             --
Net income from S corporation prior to
     February 11, 1997 ...................        --         342,929       (342,929)           --            --             --
Distributions to stockholders ............        --        (654,898)            --            --            --             --
                                             -------    ------------    -----------   -----------     ---------    -----------
Balance on December 31, 1997 .............     7,606      59,023,290      3,065,953        (2,400)           --       (701,861)
Issuance of common stock upon exercise
     of options ..........................        16         136,069             --            --            --             --
Income tax benefit relating to stock
     options exercised ...................        --         109,608             --            --            --             --
Issuance of stock options to Coast P.A ...        --         728,067             --            --            --       (728,067)
Net income for the year ended
     December 31, 1998 ...................        --              --      3,537,444            --            --             --
Purchase of common stock .................        --              --             --       (86,349)           --             --
                                             -------    ------------    -----------   -----------     ---------    -----------
Balance on December 31, 1998 .............     7,622      59,997,034      6,603,397       (88,749)           --     (1,429,928)
Issuance of common stock upon exercise
     of options ..........................         1           6,127             --            --            --             --
Issuance of stock options to Coast P.A ...        --          10,905             --            --            --        (10,905)
Gain/(loss) on securities held for sale ..        --              --             --            --      (106,393)            --
Purchase and retirement of common stock...    (1,219)     (5,586,317)    (1,064,292)           --            --             --
Net income for the year ended
     December 31, 1999 ...................        --              --        656,325            --            --             --
                                             -------    ------------    -----------   -----------     ---------    -----------
Balance on December 31, 1999 .............   $ 6,404    $ 54,427,749    $ 6,195,430   $   (88,749)    $(106,393)   $(1,440,833)
                                             =======    ============    ===========   ===========     =========    ===========


----------------------------------------------------------------------


                                                           TOTAL
                                                       STOCKHOLDERS'
                                                           EQUITY
----------------------------------------------------------------------
Balance on December 31, 1996 .............             $  1,464,151
Net proceeds from issuance of common
     stock from initial offering .........               15,106,962
Net proceeds from issuance of common
     stock from secondary  offering ......               41,910,936
Issuance of common stock upon exercise
     of stock options ....................                   60,456
Issuance of stock options to Coast P.A ...                       --
Retirement of common stock ...............                   (1,501)
Issuance of common stock upon
     acquisition .........................                  100,000
Purchase of common stock .................                   (2,400)
Undistributed retained earnings from
     S corporation .......................                       --
Net income for the year ended
     December 31, 1997 ...................                3,408,882
Net income from S corporation prior to
     February 11, 1997 ...................                       --
Distributions to stockholders ............                 (654,898)
                                                       ------------
Balance on December 31, 1997 .............               61,392,588
Issuance of common stock upon exercise
     of options ..........................                  136,085
Income tax benefit relating to stock
     options exercised ...................                  109,608
Issuance of stock options to Coast P.A ...                       --
Net income for the year ended
     December 31, 1998 ...................                3,537,444
Purchase of common stock .................                  (86,349)
                                                       ------------
Balance on December 31, 1998 .............               65,089,376
Issuance of common stock upon exercise
     of options ..........................                    6,128
Issuance of stock options to Coast P.A ...                       --
Gain/(loss) on securities held for sale ..                 (106,393)
Purchase and retirement of common stock...               (6,651,828)
Net income for the year ended
     December 31, 1999 ...................                  656,325
                                                       ------------
Balance on December 31, 1999 .............             $ 58,993,608
                                                       ============


                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

----------------------------------------------------------------------------------------------------------------------------
                                                                                    YEARS ENDED DECEMBER 31,
                                                                  ----------------------------------------------------------
                                                                               1997                 1998             1999
----------------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ...................................................          $  3,408,882         $  3,537,444    $    656,325
   Adjustments to reconcile net income to net cash
     provided by operating activities:
     Cumulative effect of a change in accounting principle ......                    --              633,813              --
     Depreciation ...............................................               594,647            1,411,313       2,760,182
     Amortization ...............................................               335,762              523,399       1,007,252
     Other ......................................................                    --                   --        (148,750)
     Forgiveness of notes receivable from stockholders ..........               177,898                   --              --
     Deferred income tax expense (benefit) ......................               176,742             (737,613)        740,963
   Changes in operating assets and liabilities:
     Increase in management receivable from Coast P.A ...........            (1,502,611)          (2,817,850)     (4,629,025)
     (Increase) decrease in note receivable from Coast P.A ......               224,041             (529,218)             --
     Increase in supplies inventory and small tools .............              (693,369)          (1,681,683)     (1,115,062)
     (Increase) decrease in prepaid expenses and other assets ...              (241,693)            (828,618)        557,863
     Increase in accounts payable and other accrued expenses ....               685,291            1,849,156         137,645
                                                                           ------------         ------------    ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ......             3,165,590            1,360,143         (32,607)
                                                                           ------------         ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .........................................            (3,417,012)         (10,620,879)     (6,976,021)
   Acquired assets, including intangible assets .................            (7,162,889)         (11,084,263)     (2,791,688)
   Purchase (sale) of available-for-sale investments ............                    --          (13,785,320)      5,552,422
   Increase in other assets .....................................            (156,760)            (106,020)       (601,939)
                                                                           ------------         ------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES ....................           (10,736,661)         (35,596,482)     (4,817,226)
                                                                           ------------         ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from initial offering ...............................            16,368,000                   --              --
   Proceeds from secondary offering .............................            42,655,000                   --              --
   Payment of capitalized costs .................................            (1,854,602)                  --              --
   Proceeds from exercise of stock options ......................                60,459              136,085           6,128
   Purchase of treasury stock ...................................                (2,400)             (86,349)     (6,651,828)
   Proceeds from issuance of common stock upon acquisition ......               100,000                   --              --
   Proceeds from long term debt .................................               995,750            2,295,500         374,333
   Payments on long term debt ...................................            (4,182,198)            (630,273)     (1,359,484)
   Retirement of notes payable ..................................                                   (141,400)             --
   Payments of capital leases ...................................              (111,239)             (99,017)        (81,496)
   Distribution to stockholders .................................              (654,898)                  --              --
                                                                           ------------         ------------    ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......            53,373,872            1,474,546      (7,712,347)
                                                                           ------------         ------------    ------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ................            45,802,801          (32,761,793)    (12,562,180)
   Cash and cash equivalents at beginning of period .............               540,790           46,343,591      13,581,798
                                                                           ------------         ------------    ------------
   Cash and cash equivalents at end of period ...................          $ 46,343,591         $ 13,581,798    $  1,019,618
                                                                           ============         ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid for interest .......................................          $    157,795         $    116,970    $    183,941
   Cash paid for income tax .....................................          $  1,450,000         $  2,427,200    $    540,080
   Non-cash capital lease obligations ...........................          $    143,343         $         --    $         --
   Non-cash stock option receivable to Coast P.A ................          $    701,861         $    728,067    $     10,905


                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                         NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

         Coast Dental Services, Inc. (the "Company"), a Delaware corporation, provides practice management services to the Coast Florida, P.A. and Coast Dental Services, P.A. (collectively, the "Florida P.A."), Coast Dental of Georgia, P.C. ("Coast Georgia P.A.), Coast Dental Services of Tennessee, P.C. ("Coast Tennessee P.A.") and Adam Diasti, D.D.S. & Associates, P.C. ("Coast Virginia P.A.") (collectively, the "Coast P.A."). The Company has entered into a services and support agreement with each Coast P.A. (the "Services and Support Agreements") whereby the Company provides certain management support services to the Coast P.A. in return for a services and support fee. The Coast P.A. employs its dentists and its dental hygienists and provides all of the dental services to patients. As of December 31, 1999, the Company operated 130 dental centers in Florida, Georgia, Tennessee and Virginia.

         The Company provides administrative and technical support for professional services rendered by the dental professionals under its Services and Support Agreements and receives management fees from the Coast P.A. The Company does not employ dentists and hygienists and, accordingly, "Dental Center-Staff Salaries" presented on the face of the Statements of Income do not include the salaries of dentists and hygienists. The fee is equal to a defined percentage of gross patient revenue, net of refunds and discounts, ranging from 71% to 73% as of December 31, 1999. The costs incurred by the Coast P.A. include primarily salaries and benefits of dentists and hygienists, interest and bad debts.

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

         Available-for-Sale Investments. The short-term investments owned by the Company are comprised of available-for-sale tax free municipal bonds with effective yields ranging from 2.2% to 5.4%. Available-for-sale securities are stated at fair value with unrealized gains and losses included in the stockholders' equity. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, if any, would be included in the Statement of Income. The cost of securities sold is based on the specific identification method. As of December 31, 1999, the investments are recorded at the fair market value with an unrealized loss of $171,602. All of the investments are scheduled to mature during the year 2000.

         Comprehensive Income. The Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"), during Fiscal 1998. Statement 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement 130 requires that the Company's change in unrealized gains and losses on equity securities available for sale be included in comprehensive income. The unrealized loss on securities available for sale is shown net of tax benefit of $65,209 for the year ended December 31, 1999. The adoption of Statement 130 had no impact on the Company's net income or stockholders' equity in Fiscal 1997 and Fiscal 1998.

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

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         Property and Equipment, net. Property and equipment are stated at cost. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation of property and equipment is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 15 years. Equipment held under capital leases and leasehold improvements are amortized on a straight-line basis over the estimated useful life of the assets. Effective January 1, 1998, the Company changed the estimated useful life of the leasehold improvements from five to ten years as the Company estimates that the lease renewal options will be exercised and the average lease term will be ten years. The effect of the change was to lower depreciation expense in 1998 by $205,120 representing an increase of approximately $.02 in basic and diluted earnings per share.

         When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of improvements and renewals are capitalized.

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

         Software Development Costs. In March 1998, the AICPA issued Statement of Position No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use ("SOP 98-1"). SOP 98-1 states that for software obtained or developed for internal use, computer software costs that are incurred in the preliminary project stage should be expensed as incurred. Costs to develop internal use computer software during the application development stage should be capitalized under a fixed-asset model, as long as those costs meet certain predefined characteristics. SOP 98-1 also provides that these capitalized development costs should be amortized in a systematic and rational manner over the estimated useful life of the software. Training and maintenance costs incurred during the post-implementation operating stage should be expensed as incurred. This statement is effective for financial statement periods ending after December 15, 1999. The Company accounts for software development costs in accordance with SOP 98-1.

         Deferred Development Costs. Development costs paid to Coast P.A. beginning in June 1997 related to the expansion of dental offices into new and existing markets were accounted for as deferred development costs and included in other assets in the accompanying balance sheet. In 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), and changed its accounting to charge such costs to expense as incurred, and recorded the cumulative effect on retained earnings as of January 1, 1998 of approximately $1.0 million ($.6 million net of tax). The effect of adopting SOP 98-5 was to decrease net income for 1998 by approximately $1.1 million ($.14 per diluted share). Net income for 1997 would have been approximately $2.8 million ($.46 per diluted share) on a pro forma basis had the provisions of SOP 98-5 been applied in 1997. Effective January 31, 1999, the Company and Coast P.A. discontinued this form of compensation. Any other development costs are expensed as incurred.

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

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

         Relationship with the Coast P.A. and the Coast Dentists. The Company receives fees for services provided to the Coast P.A. under its Services and Support Agreements, but does not employ dentists or hygienists or control the practices of the Coast Dentists. The Company's revenue is dependent on revenue generated by the Coast Dentists and, therefore, effective and continued performance of the Coast Dentists during the term of the Services and Support Agreements is essential to the Company's long term success. Under the Services and Support Agreements, the Company receives a monthly fee from the Coast P.A., ranging from 71% to 73% as of December 31, 1999, of the Dental Centers' gross revenue, net of refunds and discounts. The Company paid all of the operating and nonoperating expenses incurred at the Dental Centers, except for the salaries and benefits of the Coast Dentists and hygienists.

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

         Income Taxes. The Company was an S Corporation until February 11, 1997 and, therefore income taxes were paid by the individual stockholders. The Company automatically became a C Corporation upon the consummation of its public offering.

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

         Reclassifications. Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 3 - NET REVENUE

        The Company has 40-year evergreen dental services agreements with the Coast P.A. whereby the Company receives fees for services provided to the Coast P.A. Net revenue represents the aggregate fees charged to the Coast P.A. under the agreements during the year. Patient Service Revenue earned at the Dental Centers is recorded by the Coast P.A. at established rates net of refunds and adjustments. The costs incurred by the Coast P.A. include primarily dentists and hygienist salaries, see Note 1. All arrangements for fees to date have been agreed between the principal and sole owner of the Coast P.A., Dr. Adam Diasti (who is also a major stockholder and the President of the Company), and the Chief Executive Officer of the Company, Terek Diasti, and approved by the Audit Committee. The factors considered in setting those fees included the Company's evaluation of the services it provides, the costs incurred by the Company in connection with providing the services and the Company's negotiated return, balanced against the Coast P.A.'s requirement for a retained amount which ensured its financial viability, contemplated an anticipated long-term relationship with the Company and reflected the future business opportunity related thereto.

        Only the fees earned by the Company for its services to the Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. Neither the Coast P.A. nor any of the amounts retained by the Coast P.A. are reflected in the financial statements of the Company. Effective June 1997, the Company agreed to pay the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center opened as inducement to the Coast P.A. to extend the Services and Support Agreements as each internally developed Dental Center is opened. Effective January 31,1999 this form of compensation was discontinued. Any future changes to the Services and Support Agreements and the related fees must be approved in advance by the independent outside directors of the Company's Audit Committee. See Notes 2 and 12 to the Financial Statements for further information.

NOTE 4 - ACQUISITIONS AND DEVELOPMENTS

        The Company and the Coast P.A. periodically have jointly entered into asset purchase agreements with existing dental practices. In all cases, the Coast P.A. acquires the patient lists and any other professional assets and the Company acquires certain tangible assets, principally the dental equipment, and assumes certain liabilities such as the lease agreement for the facility. The fair value of the patient lists was determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and unidentifiable intangible assets. The identifiable intangible assets allocation relates to non-compete agreements which are partially allocated to the Company and partially allocated to the Coast P.A. The total value of the non-compete agreements is based upon arms-length negotiations between the sellers and the Company and Coast P.A. as buyers. The value of such acquired identifiable intangible asset is allocated between the Coast P.A. and the Company. The non-compete protection acquired by the Company typically relates to agreements between the selling professional association and its dentist(s) jointly, and the Company, whereby the selling professional association and its dentist(s) agree not to engage in competition with the Company's practice management business or utilize any other practice management group, in the immediate vicinity of the acquired Dental Center; and also relates to the Company's third party contractual rights, which preclude the selling professional association and its dentist(s) from competing with the Coast P.A. within a specified area surrounding the acquired Dental Center.

        The amount allocated to the Coast P.A., on the other hand, is limited to the value of the patient files and an amount representing the estimated value of the Coast P.A.'s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Center. After a determination of the value of the tangible assets and identifiable intangible assets acquired, the total remaining purchase price representing unidentifiable intangible assets will also be allocated to the Company and the Coast P.A. (value of the Services and Support Agreements attributable to the Dental Center). All acquisitions are purchases of assets and the operating results of the Company only include the effects of operations of the acquired assets from the date of acquisition.

        During 1997, the Company and the Coast P.A. added 20 acquired Dental Centers located in Florida. The Company's portion of the purchase price for these 20 acquired Dental Centers was $5.9 million, consisting of $4.6 million in cash and $1.0 million in promissory notes, $231,000 in assumed liabilities and $100,000 of the Company's common stock (5,979 shares). Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $3.8 million (unaudited) for 1997.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

        During 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida and Tennessee. The Company's portion of the purchase price for these 22 acquired Dental Centers was $9.2 million, consisting primarily of $6.9 million in cash and $2.3 million in promissory notes. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $9.8 million (unaudited) and $5.2 million (unaudited) for 1997 and 1998, respectively.

         During 1999, the Company and the Coast P.A. added 11 acquired Dental Centers located in Virginia. The Company's portion of the purchase price for these 11 acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $0.8 million (unaudited), $1.0 million (unaudited), and $0.4 million (unaudited) for 1997, 1998 and 1999, respectively.

         The effect on net income and earnings per shares had all acquisitions occurred on January 1, 1997, would have been insignificant for all periods presented.

NOTE 5 - PROPERTY AND EQUIPMENT

         The Company's property and equipment consists of the following:

                                                                      DECEMBER 31,
                                                           --------------------------------
                                                                1998                1999
                                                           ------------        ------------
              Furniture, fixtures and equipment........    $ 10,685,338        $ 14,856,175
              Leasehold improvements...................       6,626,295          10,724,163
              Leased equipment.........................         300,599             300,387
                                                           ------------        ------------
                                                             17,612,232          25,880,725
                     Less accumulated depreciation.....      (2,584,352)         (5,226,021)
                                                           ------------        ------------
                                                             15,027,880          20,654,704
                     Construction in progress..........       1,269,679               2,443
                                                           ------------        ------------
                     Total.............................    $ 16,297,559        $ 20,657,147
                                                           ============        ============

         Depreciation expense was $594,647, $1,411,313 and $2,760,182 for the years ended December 31, 1997,1998, and 1999 respectively. Accumulated depreciation for leased equipment was $299,274 and $300,387 at December 31, 1998 and 1999, respectively.

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASES

The Company's long-term debt consists of the following:

                                                                                                  DECEMBER 31,
                                                                                          ---------------------------
                                                                                              1998            1999
                                                                                          -----------      ----------
           Notes payable issued in connection with various acquisitions with varying installments at interest rates ranging
                from 8.0% to 9.0%.................................................        $ 2,782,952      $1,797,800

           Less current maturities................................................         (1,203,299)       (599,281)
                                                                                          -----------      ----------
           Long-term debt, excluding current maturities...........................        $ 1,579,653      $1,198,519
                                                                                          ===========      ==========

         The Company has a revolving credit facility with Bank of America, N.A. d/b/a Nations Bank, N.A. f/k/a Barnett Bank of Florida, which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. As of March 3, 2000, the Company had available the entire $20.0 million for borrowing.

         The Company's capital lease obligations are as follows:

                                                                                                  DECEMBER 31,
                                                                                            -------------------------
                                                                                              1998            1999
                                                                                            --------        ---------
           Capital lease obligations, at varying interest rates of imputed interest from 15% to 21%, collateralized by fully amortized lease
                equipment.........................................................          $136,811        $ 55,315

           Less current portion...................................................           (80,761)        (42,748)
                                                                                            --------        --------
           Capital lease obligations, net of current portion......................          $ 56,050        $ 12,567
                                                                                            ========        ========

         Scheduled payments on capital lease obligations and maturities of long-term debt as of December 31, 1999 are as follows:

                                                                                           CAPITAL LEASE         LONG-TERM
                                                                                            OBLIGATIONS             DEBT
                                                                                           ------------          ----------

                           2000.....................................................          $  42,878         $   599,281
                           2001                                                                  12,567             853,112
                           2002.....................................................                 --             257,712
                           2003.....................................................                 --              87,695
                           Thereafter...............................................
                                                                                                     --                  --
                                                                                              ---------         -----------
                           Total....................................................          $  55,445         $ 1,797,800
                                                                                                                ===========
                           Less amount representing interest........................                130
                                                                                              ---------
                           Total....................................................          $  55,315
                                                                                              =========


NOTE 7 - INCOME TAXES

         Prior to February 11, 1997, the Company elected to be treated as an S Corporation for federal income tax purposes, with profits and losses generally reportable by the stockholders in their individual income tax returns. On February 11, 1997, the Company completed its initial public offering of Common Stock and automatically converted from an S Corporation to a C Corporation becoming obligated to pay federal and state income taxes. The pro forma income tax expense in 1997 represents the additional provision for federal and state income taxes at the statutory rate in effect for the period presented (at an effective rate of 39%) as if the Company had been treated as a C Corporation.

         The Company is required to use Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes, ("Statement 109"). Under Statement 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current enacted tax rates and laws.

         For the years ended December 31, 1997, 1998 and 1999, respectively, the provision for income taxes consisted of the following:

                                                                                  DECEMBER 31,
                                                                -------------------------------------------------
                                                                    1997                1998               1999
                                                                -----------         -----------         ---------
Current:
     Federal ......................................             $ 1,313,611         $ 1,813,254         $(345,179)
     State ........................................                 224,865             331,813            (4,306)
                                                                -----------         -----------         ---------
        Total current income tax expense ..........               1,538,476           2,145,067          (349,485)
                                                                -----------         -----------         ---------
Deferred:
     Federal ......................................                 150,910            (629,803)          606,330
     State ........................................                  25,832            (107,810)          134,633
                                                                -----------         -----------         ---------
        Total deferred income tax expense (benefit)                 176,742            (737,613)          740,963
                                                                -----------         -----------         ---------
Cumulative effect of a change in accounting
     Principle tax expense ........................                      --             382,403                --
                                                                -----------         -----------         ---------
     Total current and deferred - actual ..........               1,715,218           1,789,857           391,478
     Pro forma income tax expense
                                                                    142,021                  --                --
                                                                -----------         -----------         ---------
     Total tax income expense - pro forma .........             $ 1,857,239         $ 1,789,857         $ 391,478
                                                                ===========         ===========         =========

                                              COAST DENTAL SERVICES, INC.
                                        NOTES TO FINANCIAL STATEMENTS-CONTINUED

         The components of deferred tax assets (liabilities) as of December 31, 1998 and 1999, respectively, are as follows:

                                                                                        DECEMBER 31,
                                                                               -----------------------------
                                                                                  1998               1999
                                                                               ---------           ---------
              Deferred tax asset:
                   State taxes ...........................................     $ (27,872)          $  17,903
                   Basis difference in fixed assets and intangibles ......       476,820                  --
              Minimum tax credit .........................................            --             114,960
                   Other accrued expenses ................................       111,923             495,138
                                                                               ---------           ---------
                      Total deferred tax asset ...........................     $ 560,871           $ 628,001
                                                                               =========           =========
              Deferred tax liability:
                   Basis difference in fixed assets and intangibles ......            --            (808,093)
                                                                               ---------           ---------
                      Net deferred tax asset (liability) .................     $ 560,871           $(180,092)
                                                                               =========           =========

         A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate as of December 31, 1997, 1998 and 1999, respectively, is as follows:

                                                                                          DECEMBER 31,
                                                                            -------------------------------------
                                                                              1997           1998           1999
                                                                            -------         ------        -------
Statutory federal rate ..........................................            34.00%         34.00%         34.00%
State income taxes, net of federal income tax benefit ...........             3.13           3.02           8.21
Tax exempt interest .............................................               --          (7.03)        (16.06)
Non deductible goodwill .........................................               --             --           7.28
Miscellaneous ...................................................             (.89)         (1.25)          3.95
Effective tax rate (utilizing pro forma income tax                           ------         ------         -----
     expense) ...................................................            36.24%         28.74%         37.38%
                                                                             ======         ======         ======

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company periodically advances funds to/from the majority stockholders and the Coast P.A. The Coast P.A. is wholly-owned by a majority stockholder and director of the Company. See Notes 1 and 3 for a further description of the relationship with the Coast P.A. These advances are reflected on the balance sheet as note receivable from Coast P.A. for $.5 and $.5 million at December 31, 1998 and 1999, respectively. These notes receivable are non-interest bearing and are due upon demand. The Company has recognized a receivable from the Coast P.A. in the amount of $1,429,928 and $2,011,209, as of December 31, 1998 and 1999, respectively, in accordance with the Affiliated Professionals Stock Plan. See Note 10 for a further description of the plan.

         As of December 31, 1999, the balance of the management fee receivable from the Coast P.A. was approximately $9.9 million. This amount is directly attributable to patient revenues earned by the Coast P.A. for which the Company is due its management fee ranging from 71% to 73% as of December 31, 1999. In addition, the Company has paid certain expenses on behalf of the Coast P.A. The management fee receivable is unsecured and represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should a Coast P.A. be unable to pay its debts.

         On March 6, 1998, the Company announced that it had reached an agreement with Mid-Coast Dental Services, Inc., a Virginia corporation ("MCDS"), to provide equipped Dental Centers in Virginia. The Company utilized a portion of its cash reserves to build, equip and lease fully equipped Dental Centers to MCDS. The Company's loans to MCDS were on a senior secured basis with interest and rentals providing income to the Company. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement was based on an agreed upon formula which was expected to approximate the fair value of MCDS. Adam Diasti, President of the Company, was a major stockholder of Adam Diasti, D.D.S., Kurt M. Obeck, D.D.S. & Andrew S. Norman, D.D.S., P.C. n/k/a Adam Diasti, D.D.S. & Associates, P.C., the professional corporation that employs MCDS's doctors and hygienists. Effective April 1, 1999, the Company exercised this option and acquired nine Dental Centers from MCDS. The total purchase price was $1.4 million, consisting of $.8 million in cash and $.6 million in promissory notes and certain assumed liabilities.

                          COAST DENTAL SERVICES, INC.
                    NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company primarily leases space for operation of its Dental Centers under non-cancelable operating leases, for generally a five to seven year term with renewal options. Rental expense for the years ended December 31, 1997, 1998 and 1999 was $2.1 million, $4.2 million and $6.8 million, respectively.

         Future minimum payments under non-cancelable leases are as follows:


                                                                                           FUTURE MINIMUM
                           YEARS ENDED DECEMBER 31,                                            PAYMENTS
                           ------------------------                                         -------------
                           2000.....................................................        $   3,803,350
                           2001                                                                 3,572,108
                           2002.....................................................            3,343,798
                           2003.....................................................            2,227,851
                           2004.....................................................              815,142
                           Thereafter...............................................              979,800
                                                                                            -------------
                                Total...............................................        $  14,742,049
                                                                                            =============

         The Company has entered into employment agreements with five of its officers, two of whom are the majority stockholders of the Company. The terms of the agreements are from three to five years.

NOTE 10 - STOCKHOLDERS' EQUITY

         Effective April 1, 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock incentive plans: the Employee Stock Option Plan (the "Incentive Plan") and the Affiliated Professionals Stock Plan (the "Professionals Plan," together, the "Plans"). The purpose of the Plans are to provide directors, officers, key employees, advisors and dental professionals employed by the Coast P.A. (subject to approval and reimbursement by the Coast P.A.) with additional incentives by increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company's common stock. The aggregate number of shares of Common Stock subject to both plans is 750,000 shares and 750,000 shares, respectively.

         The following tables summarize the stock option transactions for the Professionals Plan and the Incentive Plan for the three years ended December 31, 1999:

PROFESSIONALS PLAN:

                                                                                                  WEIGHTED
                                                            NUMBER OF                             AVERAGE
                                                             SHARES         RANGE PER SHARE     EXERCISE PRICE
                                                            --------        ----------------    ----------------
         Outstanding as of December 31, 1997                265,775         $ 8.00 - $29.75        $12.13
              Granted ......................                121,467         $9.875 - $27.25         14.96
              Exercised ....................                 (8,831)        $ 8.00 - $12.25          8.18
                                                            -------                                 -----
         Outstanding as of December 31, 1998                378,411         $ 8.00 - $29.75         14.13
              Granted.......................                153,013         $ 3.25 - $ 9.75          5.60
              Exercised.....................                     --                --                  --
                                                            -------
         Outstanding as of December 31, 1999                531,424         $ 3.25 - $29.75          9.54
                                                            =======
         Exercisable as of December 31, 1999                120,031
                                                            =======

Stock options forfeited by dental professionals revert back to the Coast P.A. under their original terms.

INCENTIVE PLAN:

                                                                                                       WEIGHTED
                                                           NUMBER OF                                   AVERAGE
                                                             SHARES          RANGE PER SHARE         EXERCISE PRICE
                                                         --------------    -----------------        --------------
         Outstanding as of December 31, 1997                 98,179         $ 8.00 - $ 30.50           $  14.86
              Granted ......................                150,382         $9.875 - $26.875              15.83
              Exercised ....................                 (7,131)        $ 8.00 - $ 15.25               9.45
              Forfeited ....................                (13,250)        $9.875 - $25.375              23.79
                                                            -------
         Outstanding as of December 31, 1998                228,180         $ 8.00 - $ 30.50              14.49
              Granted ......................                184,997         $ 4.00 - $ 10.25               5.59
              Exercised ....................                   (766)        $ 8.00                         8.00
              Forfeited ....................                (45,923)        $ 4.50 - $27.875              14.19
                                                            -------
         Outstanding as of December 31, 1999                366,488         $ 4.50 - $ 30.50              10.26
                                                            =======
         Exercisable as of December 31, 1999                 79,053
                                                            =======

         The options generally vest over three years. The weighted average remaining contractual life for the shares outstanding as of December 31, 1999 for both plans is approximately 7 years. The effect on compensation expense and net income had compensation costs for the Company's incentive plan stock option been determined based on the fair value at the grant date consistent with the provisions of Statement of Financial Standards No. 123, is $96,514, $529,393 and $454,704 for 1997, 1998 and 1999, respectively. The Company estimated the fair value of incentive plan options utilizing an option pricing model assuming a market price and exercise price ranging from $4.50 to $30.50 per share, a risk free interest rate of 5.9% to 6.2%, a two to four year expected life, a range of 0% to 56.9% expected volatility, and no dividends. The fair value of the options, totaling $1,440,833, issued to the dental professionals employed by the Coast P.A. is charged to the Coast P.A. and reimbursed to the Company from the Coast P.A.

         On February 11, 1997, the Company completed its initial public offering of Common Stock. The Company offered 2,200,000 shares of Common Stock for $8.00 per share. The net proceeds to the Company were approximately $15.1 million (after deducting underwriting discounts and commissions and offering expenses).

         The Company made a distribution to existing stockholders of $654,898 which constitutes the income tax attributed to each individual stockholder of the S Corporation earnings. Additionally, the Company forgave by way of dividend, the notes receivable from stockholders of $177,898. The remaining undistributed S Corporation retained earnings of $1,123,508 were reclassified as additional paid-in-capital.

         On September 22, 1997, the Company completed its secondary public offering of Common Stock. The Company offered 1,900,000 shares of Common Stock for $23.75 per share. The net proceeds to the Company were approximately $41.9 million (after deducting underwriting discounts and commissions and offering expenses).

NOTE 11 - BENEFIT PLANS

         The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") covering substantially all employees. Matching employer contributions, if any, are set at the discretion of the Board of Directors or the applicable committee thereof. As of December 31, 1999, there have not been any Company matching contributions.

NOTE 12 - SUBSEQUENT EVENTS

         Effective January 1, 2000, the Company and the Coast P.A. amended the Services and Support Agreements to change the management fee to a range of 66% to 72% of the Coast P.A.'s gross revenue, net of refunds and discounts.

         During February 2000, the Company made the decision to close one under-performing acquired Dental Center in Florida. The lease associated with this Dental Center was due to expire and the operations of the Dental Center did not support the renewal at the market terms. The patients and equipment were transferred to nearby existing Dental Centers.

         As of March 3, 2000, the Company has repurchased a total of 1,331,800 shares for approximately $6.9 million.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
         AND DISCLOSURE

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 11.  EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2000.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the headings "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2000.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES AND REPORTS ON FORM 8-K

(a)    FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1)    Financial Statements:  See Item 8.

         (2)    Financial Statement Schedules: See (d) below.

         (3)    Exhibits:  See Exhibit Index.

(b)    REPORTS ON FORM 8-K

         None.

(c)    EXHIBITS

         See Exhibit Index.

(d)    FINANCIAL STATEMENT SCHEDULES

         The Financial Statement Schedules required, are either included in the Notes to Financial Statements, or are otherwise omitted because of the absence of the conditions under which they are required.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 30, 2000.



                         COAST DENTAL SERVICES, INC.



                         By: /s/ TEREK DIASTI, DVM
                            ----------------------------------------------------
                            TEREK DIASTI, DVM
                            Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

                         By: /s/ ADAM DIASTI, DDS
                            ----------------------------------------------------
                            ADAM DIASTI, DDS
                            President and Director
                            (Principal Executive Officer)

                         By: /s/ WILLIAM H. GEARY, III
                            ----------------------------------------------------
                            WILLIAM H. GEARY, III
                            Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

                         By: /s/ DONALD R. MILLARD
                            ----------------------------------------------------
                            DONALD R. MILLARD
                            Director

                         By: /s/ JOHN H. KANG
                            ----------------------------------------------------
                            JOHN H. KANG
                            Director

                                 EXHIBIT INDEX

       EXHIBIT
       NUMBER         EXHIBIT DESCRIPTION
       -------        -------------------
       3.1*           Restated Certificate of Incorporation of Coast Dental Services, Inc. [2]
       3.2*           Bylaws of Coast Dental Services, Inc. [1]
       4.1*           Specimen of Coast Dental Services, Inc. Common Stock Certificate. [1]
       4.2*           Business Loan Agreement dated August 15, 1996 between Coast Dental  Services,  Inc. and Barnett Bank,
                      N.A.[1]
       4.3*           First  Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental  Services,  Inc.
                      and Barnett Bank, N.A. [3]
       4.6*           Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental  Services,  Inc.
                      and Bank of America, N.A. d/b/a Nations Bank, N.A. [7]
                      (The Company is not filing any  instrument  with  respect to  long-term  debt that does not exceed 10 percent  of the  total  assets  of the  Company  and the  Company  agrees  to  furnish a copy of such instrument to the Commission upon request.)
       10.1*          Employment Agreement between Coast Dental Services, Inc. and Terek Diasti. [2]
       10.2*          Employment Agreement between Coast Dental Services, Inc. and Adam Diasti, D.D.S. [2]
       10.4*          Coast Dental Services, Inc. Stock Option Plan. [1]
       10.5*          Coast Dental Services, Inc. Affiliated Professional Stock Plan. [1]
       10.6*          Services and Support  Agreement  dated October 1, 1996 between Coast Dental  Services,  Inc. and Coast
                      Florida, P.A. [1]
       10.10*         Form of Indemnification Agreement with officers and directors. [1]
       10.12*         Agreement  to Transfer  Stock and Stock  Pledge  dated  November 1, 1996,  by and between Adam Diasti,
                      D.D.S. and Coast Dental Services, Inc. [2]
                      (The Company has also entered to similar agreements with
                      Adam Diasti with respect to his stock ownership in Coast
                      Dental Southeast, P.A. n/k/a Coast Dental of Georgia,
                      P.C., Coast Dental Services of Tennessee, P.C., Coast
                      Dental Services of Florida, P.A. and Adam Diasti, D.D.S.
                      & Associates, P.C. and such agreements are not being
                      filed because they are not materially different in form
                      from the Agreement to Transfer Stock and Stock Pledge
                      filed by the Company.)
       10.14*         Amendment No. 1 to Coast Dental Services, Inc. Stock Option Plan. [4]
       10.17*         First Amendment effective June 1997 to Services and Support Agreement between the Company and Coast
                      Florida P.A. [5]
       10.18*         Second and Third Amendments effective October 1, 1998
                      and February 1, 1999 to the Services and Support
                      Agreement between the Company and the Coast Florida P.A.
                      [6] (The Company has also entered into Services and
                      Support Agreements with Coast Dental Services of
                      Tennessee, P.C., Coast Dental Services of Florida P.A.
                      and Adam Diasti, D.D.S. & Associates, P.C. in Virginia,
                      which agreements with amendments are not being filed
                      because the terms thereof are not materially different
                      from the amended Services and Support Agreements
                      previously filed by the Company.)
       10.19*         First Amendment effective February 1, 1999 to the Services and Support Agreement between the Company and Coast Dental Southeast, P.A. [6]
       10.20*         Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental  Services,  Inc.
                      and Bank of America,  N.A.  d/b/a Nations  Bank,  N.A. and Third  Renewal and  Replacement  revolving
                      Promissory  Note by and among Coast Dental  Services,  Inc. and Bank of America,  N.A.  d/b/a Nations
                      Bank, N.A. incorporated by reference to Exhibit 4.6.
       10.21          Employment Agreement between Coast Dental Services, Inc. and William H. Geary, III
       10.22          Employment Agreement between Coast Dental Services, Inc. and Ronn S. Kelly
       10.23          Employment Agreement between Coast Dental Services, Inc. and Chris D. Salemi
       11.1           Computation of Per Share Earnings.
       23             Consent of Deloitte & Touche, LLP, independent certified public accountants.
       27             Financial Data Schedule for the year ended December 31, 1999 (for SEC use only).

     * Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

           [1]    Registration Statement on Form S-1 filed on October 7, 1996
                  (File No. 333-13613).
           [2]    Amendment No. 1 to Form S-1 Registration Statement filed on
                  November 12, 1996.
           [3]    Form 10-K filed on March 31, 1997. [4] Form S-8/A filed on
                  July 31, 1997.
           [5]    Amendment No. 2 to S-1 Registration Statement filed on
                  September 19, 1997.
           [6]    Form 10-K filed on March 31, 1999.
           [7]    Form 10-Q filed on November 15, 1999.