Form 10-Q
period 2000-03-31
COAST DENTAL SERVICES INC
filed 2000-05-15
CIK 1018920

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

            For the quarter ended March 31, 2000

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

                                  (813)288-1999
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Total number of shares of outstanding Common Stock as of May 5, 2000: 6,403,683

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                           COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS


---------------------------------------------------------------------------------------------------------------
                                                                                                     UNAUDITED
                                                                                 DECEMBER 31,        MARCH 31,
                                                                                     1999              2000
---------------------------------------------------------------------------------------------------------------
                                    ASSETS
Current assets:
     Cash and cash equivalents ...........................................      $  1,019,618       $  1,726,036
     Available-for-sale investments ......................................         8,126,505          6,557,601
     Management fee receivable from Coast P.A ............................         9,864,060          9,717,345
     Supplies, inventory and small tools .................................         3,596,614          3,623,985
     Prepaid expenses and other assets ...................................           539,008            677,181
                                                                                ------------       ------------
        Total current assets .............................................        23,145,805         22,302,148
Note receivable from Coast P.A., non-interest bearing ....................           529,218            529,218
Property and equipment, net ..............................................        20,657,147         21,326,582
Non-compete agreements, net of amortization $455,558
     and $486,426, respectively ..........................................           687,487            654,748
Dental services agreements, net of amortization of $1,438,161
     and $1,631,262, respectively ........................................        17,791,326         17,605,495
Other assets .............................................................         1,846,113          2,212,240
                                                                                ------------       ------------
     Total assets ........................................................      $ 64,657,096       $ 64,630,431
                                                                                ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ....................................................      $  2,105,807       $  3,067,746
     Other accrued expenses ..............................................         1,524,474          1,041,841
     Current maturities of debt and capital lease obligations ............           642,029            607,620
                                                                                ------------       ------------
        Total current liabilities ........................................         4,272,310          4,717,207
Long-term debt and capital lease obligations, excluding current maturities         1,211,086          1,065,598
Deferred tax liability ...................................................           180,092            180,092
                                                                                ------------       ------------
        Total liabilities ................................................         5,663,488          5,962,897
                                                                                ------------       ------------
Stockholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares authorized,
        none issued ......................................................                --                 --
     Common stock, $.001 par value; 50,000,000 shares authorized,
        6,403,683 and 6,403,683 shares issued and 6,399,384 and
        6,287,109 shares outstanding, respectively .......................             6,404              6,404
     Additional paid-in capital ..........................................        54,427,749         54,555,821
     Retained earnings ...................................................         6,195,430          6,165,669
     Unrealized gain/(loss) on securities held for sale ..................          (106,393)          (106,393)
                                                                                ------------       ------------
                                                                                  60,523,190         60,621,501
     Less: Stock option receivable from Coast P.A ........................         1,440,833          1,568,905
           Treasury stock, 3,574 and 116,574 shares, respectively ........            88,749            385,062
                                                                                ------------       ------------
        Total stockholders' equity .......................................        58,993,608         58,667,534
                                                                                ------------       ------------
        Total liabilities and stockholders' equity .......................      $ 64,657,096       $ 64,630,431
                                                                                ============       ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                       CONDENSED STATEMENTS OF OPERATIONS
                                    UNAUDITED


-------------------------------------------------------------------------------------------
                                                                  QUARTER ENDED MARCH 31,
                                                                  1999              2000
-------------------------------------------------------------------------------------------
Net Revenue ............................................      $10,912,548      $ 11,568,944
Dental Center expenses:
     Staff salaries ....................................        3,501,144         4,803,159
     Dental supplies and lab fees ......................        1,680,544         2,093,137
     Advertising .......................................          767,552           448,512
     Rent ..............................................        1,439,637         1,747,247
     Depreciation ......................................          479,696           757,333
     Other .............................................          324,262           330,046
                                                              -----------      ------------
       Total Dental Center expenses ....................        8,192,835        10,179,434
                                                              -----------      ------------
     Gross profit ......................................        2,719,713         1,389,510
General and administrative expenses ....................        1,005,579         1,202,771
Depreciation and amortization ..........................          287,278           306,151
                                                              -----------      ------------
     Operating profit ..................................        1,426,856          (119,412)
Interest income, net ...................................          265,925            72,155
                                                              -----------      ------------
Income before income taxes .............................        1,692,781           (47,257)
Income tax expense (benefit) ...........................          574,851           (17,496)
                                                              -----------      ------------
Net income and comprehensive income ....................      $ 1,117,930      $    (29,761)
                                                              ===========      ============

Basic earnings per share:
Net income .............................................      $       .15      $        .00
                                                              ===========      ============

Diluted earnings per share:
Net income .............................................      $       .15      $        .00
                                                              ===========      ============

Weighted average number of shares outstanding:
     Basic .............................................        7,538,686         6,312,318
                                                              ===========      ============
     Diluted ...........................................        7,538,717         6,312,318
                                                              ===========      ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED


-------------------------------------------------------------------------------------------------------------
                                                                                  QUARTER ENDED MARCH 31,
                                                                                   1999               2000
-------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income ..........................................................      $  1,117,930       $   (29,761)
   Adjustments to reconcile net income to net cash provided by operating activities:
     Depreciation ......................................................           565,014           839,515
     Amortization ......................................................           201,960           223,969
   Changes in operating assets and liabilities:
     Increase in management receivable from Coast P.A ..................          (897,580)          146,715
     Increase (decrease) in supplies inventory and small tools .........          (178,557)          (27,371)
     (Increase) decrease in prepaid expenses and other assets ..........          (100,562)         (138,173)
     Increase in accounts payable and other accrued expenses ...........           630,977           479,306
                                                                              ------------       -----------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES .............         1,339,182         1,494,200
                                                                              ------------       -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures ................................................        (2,488,712)       (1,508,950)
   Acquired assets, including intangible assets ........................          (761,625)           (5,399)
   (Purchase) sale of available-for-sale investments ...................        (3,958,166)        1,568,904
   Increase in other assets ............................................           (13,814)         (366,126)
                                                                              ------------       -----------
       NET CASH USED IN INVESTING ACTIVITIES ...........................        (7,222,317)         (311,571)
                                                                              ------------       -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options .............................             6,129                --
   Purchase of treasury stock ..........................................        (1,683,440)         (296,313)
   Proceeds from long term debt ........................................           240,000                --
   Payments on long term debt ..........................................          (164,357)         (164,888)
   Payments of capital leases ..........................................           (19,700)          (15,010)
                                                                              ------------       -----------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES .............        (1,621,368)         (476,211)
                                                                              ------------       -----------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS .......................        (7,504,503)          706,418
   Cash and cash equivalents at beginning of period ....................        13,581,798         1,019,618
                                                                              ------------       -----------
   Cash and cash equivalents at end of period ..........................      $  6,077,295       $ 1,726,036
                                                                              ============       ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid for interest ..............................................      $     44,193       $    31,831
   Cash paid for income tax ............................................      $    127,000       $    44,010
   Non-cash stock option receivable to Coast P.A .......................      $    149,094       $   128,072

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the "Company") are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 1999.

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Income for the three months ended March 31, 1999 have been reclassified to conform to the March 31, 2000 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

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

NOTE 4 - SIGNIFICANT EVENTS

         Effective January 1, 2000, the Company and Coast P.A. amended the Services and Support Agreements to change the management fee to approximately 67.0% of the Coast P.A.'s gross revenue, net of refunds and discounts.

         During the quarter ended March 31, 2000, the Company consolidated two
(2) of its Florida Dental Centers into one (1) Dental Center. These Dental Centers had been acquired and current market conditions prompted the decision to consolidate these operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.       OVERVIEW

         The Company opened its first Dental Center in May 1992. As of March 31, 2000, the Company had 129 Dental Centers consisting of 61 internally developed and 68 acquired Dental Centers. The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of March 31, 2000, 127 Coast Dentists were employed by the Coast P.A., serving over 725,000 patients. In the near future, the Company plans to grow by utilizing existing excess capacity. Once the excess capacity is optimized, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have historically ranged from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts since October 1, 1996. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Audit Committee approved an adjustment to the services and support fees beginning in January 2000 to 67.0% in connection with the Coast P.A.'s roll-out of a new compensation plan for Coast Dentists, which will be staged throughout the year. As a result of the adjustment, the service and support fees are expected to average between 66.0% and 72.0% over the next several years. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists.

         The Company opened 9 internally developed Dental Centers in 1997, 25 in 1998 and 17 in 1999. The Company did not open any internally developed Dental Centers during the quarter ended March 31, 2000. The average cost to the Company of an internally developed Dental Center is approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. The Company's growth strategy in the short term will focus on internal growth through the improvement of operations and the utilization of excess capacity in existing Dental Centers. External growth, when deemed prudent, will consist primarily of internally developed Dental Centers. While strategically opportunistic acquisitions will not be overlooked, the Company has no immediate plans to grow through acquisitions. Management believes that the strategy of focusing on internal growth and internally developed Dental Centers is an effective use of its working capital and provides for low cost expansion.

B.       RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the years indicated. The performance of the Company during these years are not indicative of future financial results or conditions.

                                                        QUARTER ENDED MARCH 31,
                                                            1999        2000
                                                        ----------  -----------
          Net revenue ...............................     100.0%      100.0%
          Dental Center expenses:
               Staff salaries .......................      32.1        41.5
               Dental supplies and lab fees .........      15.4        18.1
               Advertising ..........................       7.0         3.9
               Rent .................................      13.2        15.1
               Depreciation .........................       4.4         6.5
               Other ................................       3.0         2.9
                                                          -----       -----
                 Total Dental Center expenses .......      75.1        88.0
                                                          -----       -----
                 Gross profit .......................      24.9        12.0
          General and Administrative ................       9.2        10.4
          Depreciation and amortization .............       2.6         2.6
                                                          -----       -----
               Operating profit .....................      13.1        -1.0
          Interest income (expense) .................       2.4         0.6
                                                          -----       -----
          Income before income tax expense ..........      15.5        -0.4
          Income tax expense ........................       5.3        -0.2
                                                          -----       -----
          Net income ................................      10.2        -0.2
                                                          =====       =====

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 1999

         Net Revenue. Net revenue increased 6.0% from $10.9 million for the quarter ended March 31, 1999 to $11.6 million for the quarter ended March 31, 2000. This increase was primarily due to the increase in net revenue attributable to the 101 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 11 acquired Dental Centers in 1999 and the 17 internally developed Dental Centers opened in 1999. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 35.5% from 125,490 for the quarter ended March 31, 1999 to 170,094 for the quarter ended March 31, 2000. As of January 1, 2000, the Company amended its services and support fees to 67.0%. Therefore, the Dental Center expenses listed below represent a higher percentage of net revenue.

         Staff Salaries. Staff salaries increased 37.2% from $3.5 million for the quarter ended March 31, 1999 to $4.8 million for the quarter ended March 31, 2000. This increase in staff salaries was primarily caused by an increase in Dental Center regional management and Dental Center staffing due to the addition of the 11 acquired and 17 internally developed Dental Centers during 1999, as well as the operational ramp-up of the 17 internally developed Dental Centers. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistant and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the early stages of operation until patient visits are increased. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency. Staff salaries include the compensation paid to administrative staff at each Dental Center, including dental assistants, office managers, sterilization technicians and front desk managers.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 24.6% from $1.7 million for the quarter ended March 31, 1999 to $2.1 million for the quarter ended March 31, 2000. This increase was caused by the increase in patient visits and dental services provided at the 129 Dental Centers. Dental supplies and lab fees as a percent of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Advertising. Advertising expense decreased 41.6% from $0.8 million for the quarter ended March 31, 1999 to $0.4 million for the quarter ended March 31, 2000. This decrease was due to a shift in focus towards internal marketing as opposed to television advertising. Television advertising, which was utilized throughout 1999, was discontinued as of January, 2000.

         Rent. Rent expense increased 21.4% from $1.4 million for the quarter ended March 31, 1999 to $1.7 million for the quarter ended March 31, 2000. This increase was caused primarily by the addition of the 11 acquired and 17 internally developed Dental Centers during 1999.

         Depreciation. Depreciation expense at the Dental Centers increased 57.9% from $0.5 million for the quarter ended March 31, 1999 to $0.8 million for the quarter ended March 31, 2000. The increase was primarily associated with the increase in fixed assets from the 11 acquired and 17 internally developed Dental Centers during 1999.

         Other Expenses. Other expenses increased 1.8% from approximately $324,000 for the quarter ended March 31, 1999 to $330,000 for the quarter ended March 31, 2000.

         General and Administrative Expenses. General and administrative expenses increased 19.6% from $1.0 million for the quarter ended March 31, 1999 to $1.2 million for the quarter ended March 31, 2000. This increase was caused primarily by the increasing corporate administrative staff, professional fees, rent and insurance costs due to the growth of the Company. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Depreciation and amortization. Depreciation and amortization expenses increased 6.6% from approximately $287,000 for the quarter ended March 31, 1999 to $306,000 for the quarter ended March 31, 2000. This increase was caused primarily by the expansion of technology at the corporate headquarters as the Company continues to develop its technological infrastructure.

         Interest income, net. Interest income, net decreased 72.9% from $0.3 million for the quarter ended March 31, 1999 to $0.1 million for the quarter ended March 31, 2000. This decrease was caused by a decrease of the Company's invested cash balances.

         Income Taxes. Income taxes decreased dramatically from $0.6 million for the quarter ended March 31, 1999 to a minor tax benefit for the quarter ended March 31, 2000. The significant decline in income tax expense is a direct result of the Company's performance. In addition, the effective tax rate has increased since the quarter ending March 31, 1999 due to the impact of certain permanent differences arising primarily from acquired Dental Centers.

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

         The Company has a revolving credit facility with Bank of America, N.A. d/b/a NationsBank, N.A. f/k/a Barnett Bank of Florida, which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. As of May 5, 2000, the Company had available the entire $20.0 million for borrowing.

         The Company has approximately $6.6 million in available-for-sale investments which are invested in tax-free municipal bonds with interest rates ranging between 2.2% to 5.4%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed.

         During the quarter ended March 31, 1999, the Company entered into a purchase agreement with two dental practices whereby the Company acquired all of the tangible assets of the dental practice. The purchase price for these acquired Dental Centers was approximately $0.7 million, consisting of $0.4 million in cash and $0.3 million in promissory notes. The Company did not engage in any acquisitions during the quarter ended March 31, 2000.

         The cost of an acquired Dental Center is typically based upon, in part, a negotiated percentage of the Dental Center's historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. While the Company has significantly curtailed external growth plans, any such additions would be financed principally through existing cash and expected cash flow from operations.

         The Company added seven (7) internally developed Dental Centers during the quarter ended March 31, 1999 in Florida, Georgia and Tennessee at an average cost of $175,000, which includes the cost of equipment, leasehold improvements and working capital. The Company did not add any internally developed Dental Centers during the quarter ended March 31, 2000.

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

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company has been and will continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue until such time as the Company has acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. All shares repurchased prior to January 1, 2000 have been canceled. Shares purchased during 2000 are currently being held in treasury. As of May 5, 2000, the Company has repurchased 1,331,800 shares for approximately $6.9 million.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Section C. Liquidity for further information.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-Q, quarterly report, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Coast Dental Services," "company," "we," "our" and "us" refer to Coast Dental Services, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

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


PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a) Exhibits

         See Exhibit Index.

                          COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on May 15, 2000.



                                       COAST DENTAL SERVICES, INC.



                                       By: /s/ TEREK DIASTI
                                          -------------------------------------
                                               TEREK DIASTI
                                               Chief Executive Officer,
                                               Chairman of the Board
                                               (Principal Executive Officer)

                                       By: /s/ WILLIAM H. GEARY, III
                                          -------------------------------------
                                               WILLIAM H. GEARY, III
                                               Chief Financial Officer,
                                               Secretary and Treasurer
                                               (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER           EXHIBIT DESCRIPTION
-------           -------------------

10.6* Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast Florida, P.A. [1]
10.14* Services and Support Agreement dated April 1, 1998 between Coast Dental Services, Inc. and Coast Dental Southeast,
                  P.A. [2]
10.17* First Amendment effective June 1997 to Services and Support Agreement between the Company and Coast Florida P.A. [3]
10.18* Second and Third Amendments effective October 1, 1998 and February 1, 1999 to the Services and Support Agreement between the Company and the Coast Florida P.A. [4] (The Company has also entered into Services and Support Agreements with Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida P.A. and Adam Diasti, D.D.S. &
                  Associates, P.C. in Virginia, which agreements with amendments are not being filed because the terms thereof are not materially different from the amended Services and Support Agreements previously filed by the Company.)
10.19* First Amendment effective February 1, 1999 to the Services and Support Agreement between the Company and Coast Dental Southeast, P.A. [4]
10.24 Fourth Amendment effective January 1, 2000 to the Services and Support Agreement between the Company and Coast Florida, P.A. (The Company has also entered into Services and Support Agreement with Coast Dental Services of Tennessee, P.C., Coast Dental Services, P.A. in Florida and Adam Diasti, D.D.S. & Associates, P.C. in Virginia, which agreements with amendments are not being filed because the terms thereof are not materially different from the amended Services and Supports Agreements previously filed by the Company.)
10.25 Second Amendment effective January 1, 2000 to the Services and Support Agreement between the Company and Coast Dental of Georgia, P.C. f/k/a Coast Dental Southeast, P.A.
11.1              Computation of Per Share Earnings.
27 Financial Data Schedule for the quarter ended March 31, 2000 (for SEC use only.)

* Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

         [1] Registration Statement on Form S-1 filed on October 7, 1996 (File
             No. 333-13613).
         [2] Form 10-Q filed on November 14, 1997.
         [3] Amendment No. 2 to S-1 Registration Statement filed on September
             19, 1997.
         [4] Form 10-K filed on March 31, 1999.