Form 10-Q
period 2000-06-30
COAST DENTAL SERVICES INC
filed 2000-08-15
CIK 1018920

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

             For the quarter ended June 30, 2000

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

Total number of shares of outstanding Common Stock as of August 4, 2000:
6,287,109

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

---------------------------------------------------------------------------------------------------------------------------
                                                                                            DECEMBER 31,         JUNE 30,
                                                                                                1999               2000
                                                                                                                 UNAUDITED
---------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
     Cash and cash equivalents .......................................................      $  1,019,618       $  2,909,003
     Available-for-sale investments ..................................................         8,126,505          5,542,637
     Management fee receivable from Coast P.A ........................................         9,864,060          9,400,091
     Supplies, inventory and small tools .............................................         3,596,614          3,664,266
       Prepaid expenses and other assets ...............................................         539,008            782,400
                                                                                            ------------       ------------
        Total current assets .........................................................        23,145,805         22,298,397
Note receivable from Coast P.A., non-interest bearing ................................           529,218            229,218
Property and equipment, net ..........................................................        20,657,147         21,556,033
Non-compete agreements, net of amortization $455,558
     and $517,295, respectively ......................................................           687,487            593,955
Dental services agreements, net of amortization of $1,503,012
     and $1,824,331, respectively ....................................................        17,791,326         17,507,333
Other assets .........................................................................         1,846,113          2,220,744
                                                                                            ------------       ------------
     Total assets ....................................................................      $ 64,657,096       $ 64,405,680
                                                                                            ============       ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable ................................................................      $  2,105,807       $  3,171,111
     Other accrued expenses ..........................................................         1,524,474            954,867
     Current maturities of debt and capital lease obligations ........................           642,029            585,299
                                                                                            ------------       ------------
        Total current liabilities ....................................................         4,272,310          4,711,277
Long-term debt and capital lease obligations, excluding current maturities ...........         1,211,086            928,221
Deferred tax liability ...............................................................           180,092            180,092
                                                                                            ------------       ------------
        Total liabilities ............................................................         5,663,488          5,819,590
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized,
        none issued ..................................................................                --                 --
     Common stock, $.001 par value; 50,000,000 shares authorized,
        6,402,958 and 6,403,683 shares issued and 6,399,384 and
        6,287,109 outstanding, respectively ..........................................             6,404              6,404
     Additional paid-in capital ......................................................        54,427,749         55,250,184
     Retained earnings ...............................................................         6,195,430          6,084,224
     Unrealized gain/(loss) on securities held for sale ..............................          (106,393)          (106,393)
                                                                                            ------------       ------------
                                                                                              60,523,190         61,234,419
     Less: Stock option receivable from Coast P.A ....................................         1,440,833          2,263,267
           Treasury stock, 3,574 and 116,574 shares, respectively ....................            88,749            385,062
                                                                                            ------------       ------------
        Total stockholders' equity ...................................................        58,993,608         58,586,090
                                                                                            ------------       ------------
        Total liabilities and stockholders' equity ...................................      $ 64,657,096       $ 64,405,680
                                                                                            ============       ============


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           COAST DENTAL SERVICES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    UNAUDITED

----------------------------------------------------------------------------------------------------------------------------
                                                             QUARTER ENDED JUNE 30,              SIX MONTHS ENDED JUNE 30,
                                                             1999              2000               1999              2000
----------------------------------------------------------------------------------------------------------------------------
Net Revenue .......................................      $ 11,166,127      $ 11,445,570       $ 22,078,675      $ 23,014,514
Dental Center expenses:
     Staff salaries ...............................         3,979,766         4,547,656          7,480,910         9,350,814
     Dental supplies and lab fees .................         1,755,451         2,148,168          3,435,995         4,241,306
     Advertising ..................................           814,936           424,656          1,582,488           873,167
     Rent .........................................         1,678,788         1,819,112          3,118,425         3,566,453
     Depreciation .................................           594,295           787,962          1,073,991         1,545,295
     Other ........................................           328,413           395,027            652,675           725,074
                                                         ------------      ------------       ------------      ------------
       Total Dental Center expenses ...............         9,151,649        10,122,581         17,344,484        20,302,109
                                                         ------------      ------------       ------------      ------------
     Gross profit .................................         2,014,478         1,322,989          4,734,191         2,712,405
General and administrative expenses ...............         1,133,102         1,212,379          2,138,681         2,415,057
Depreciation and amortization .....................           279,897           309,055            567,175           615,206
                                                         ------------      ------------       ------------      ------------
     Operating profit (loss).......................           601,479          (198,445)         2,028,335          (317,858)
Interest income, net ..............................           140,184            66,914            406,109           139,070
                                                         ------------      ------------       ------------      ------------
Income (loss) before income tax expense (benefit)..           741,663          (131,531)         2,434,444          (178,788)
Income tax expense (benefit) ......................           231,321           (50,086)           806,172           (67,582)
                                                         ------------      ------------       ------------      ------------
Net income (loss) and comprehensive income (loss)..      $    510,342      $    (81,445)      $  1,628,272      $   (111,206)
                                                         ============      ============       ============      ============

Basic earnings (loss) per share:
Net income (loss)..................................      $        .07      $       (.01)      $        .22      $       (.02)
                                                         ============      ============       ============      ============

Diluted earnings (loss) per share:
Net income (loss)..................................      $        .07      $       (.01)      $        .22      $       (.02)
                                                         ============      ============       ============      ============

Weighted average number of shares outstanding:
     Basic ........................................         7,103,794         6,286,384          7,319,653         6,299,351
                                                         ============      ============       ============      ============
     Diluted ......................................         7,103,847         6,286,384          7,319,829         6,299,351
                                                         ============      ============       ============      ============


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           COAST DENTAL SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

-----------------------------------------------------------------------------------------------------------
                                                                              SIX MONTHS ENDED JUNE 30,
                                                                               1999               2000
-----------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)....................................................      $  1,628,272       $   (111,206)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation ........................................................         1,220,310          1,712,594
Amortization ........................................................           420,856            447,907
Impairment of assets ................................................                --             69,430
   Changes in operating assets and liabilities:
     (Increase) decrease in management receivable from Coast P.A ....        (2,279,454)           463,969
     Increase in supplies inventory and small tools .................          (483,956)           (67,652)
     Increase in prepaid expenses and other assets ..................           464,263           (243,392)
     Decrease (increase) in receivable from Coast P.A ...............                --            300,000
Increase in accounts payable and other accrued expenses .............         1,740,955            495,697
                                                                           ------------       ------------
   NET CASH PROVIDED BY OPERATING ACTIVITIES ........................         2,711,246          3,067,347
                                                                           ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ................................................        (4,682,623)        (2,680,910)
Acquired assets, including intangible assets ........................        (2,876,209)           (70,381)
Sale of available-for-sale investments ..............................         4,056,776          2,583,868
Increase in other assets ............................................          (671,885)          (374,630)
                                                                           ------------       ------------
   NET CASH USED IN INVESTING ACTIVITIES ............................        (4,173,941)          (542,053)
                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options .............................             6,128                 --
Purchase of treasury stock ..........................................        (4,644,645)          (296,313)
Proceeds from long term debt ........................................           374,332                 --
Payments on long term debt ..........................................          (822,100)          (315,340)
Payments of capital leases ..........................................           (39,838)           (24,256)
                                                                           ------------       ------------
   NET CASH USED IN FINANCING ACTIVITIES ............................        (5,126,123)          (635,909)
                                                                           ------------       ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS ....................        (6,588,818)         1,889,385
Cash and cash equivalents at beginning of period ....................        13,581,798          1,019,618
                                                                           ------------       ------------
Cash and cash equivalents at end of period ..........................      $  6,992,980       $  2,909,003
                                                                           ============       ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest ..............................................      $    101,972       $     71,557
                                                                           ============       ============
Cash paid for income tax ............................................      $    324,000       $     47,032
                                                                           ============       ============
Non-cash stock option receivable from Coast P.A .....................      $    149,094       $    822,434
                                                                           ============       ============


                  SEE NOTES TO CONDENSED FINANCIAL STATEMENTS.

                           COAST DENTAL SERVICES, INC.
                     CONDENSED NOTES TO FINANICAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the "Company") are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 1999.

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Income for the quarter and six months ended June 30, 1999 have been reclassified to conform to the quarter and six months ended June 30, 2000 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

NOTE 2 - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

         In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" ("SAB" 101). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its June 30, 2000 condensed financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES (later amended by SFAS 137 and SFAS 138), which will be in effect on January 1, 2001 for the Company. SFAS 133 requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in the fair value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its financial statements.

NOTE 3 - EARNINGS (LOSS) PER SHARE

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

         The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

         The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all issued options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology described in Statement 128.

NOTE 4 - INCOME TAXES

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

NOTE 5 - SIGNIFICANT EVENTS

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

         During the quarter ended June 30, 2000, the Company consolidated six
(6) of its Florida Dental Centers into three (3). These Dental Centers had been previously acquired and due to current market trends, the decision was made to consolidate these operations. The Company anticipates consolidating only a minor number of Dental Centers in the future. An analysis is currently underway to determine the need for such consolidation given the fluctuations in market conditions.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company opened its first Dental Center in May 1992. As of June 30, 2000, the Company had 126 Dental Centers consisting of 62 internally developed and 64 acquired Dental Centers. The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of June 30, 2000, 121 Coast Dentists were employed by the Coast P.A. In the near future, the Company plans to grow by utilizing existing excess capacity. Once the excess capacity is optimized, the Company expects to expand the Coast Dental Network through the addition of internally developed and strategically opportunistic acquired Dental Centers.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have ranged from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts since October 1, 1996. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Audit Committee approved an adjustment to the services and support fees beginning in January 2000 to 67.0% in connection with the Coast P.A.'s roll-out of a new compensation plan for Coast Dentists, which will be staged through out the year. As a result of the adjustment, the service and support fees are expected to average between 66.0% and 72.0% over the next several years. The Company pays, from the services and support fees, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists.

         The Company opened 25 internally developed Dental Centers in 1998 and 17 in 1999. The Company did not open any internally developed Dental Centers during the first six months of 2000. The average cost to the Company of an internally developed Dental Center is approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. The Company's growth strategy in the short term will focus on internal growth through the improvement of operations and the utilization of excess capacity in existing Dental Centers. External growth, when deemed prudent, will consist primarily of internally developed Dental Centers. While strategically opportunistic acquisitions will not be overlooked, the Company has no immediate plans to grow through acquisitions. Management believes that the strategy of focusing on internal growth and internally developed Dental Centers is an effective use of its working capital and provides for low cost expansion.

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

                                             QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                             ---------------------   ------------------------
                                                1999        2000         1999        2000
                                                -----       -----        -----       -----
Net revenue ............................        100.0%      100.0%       100.0%      100.0%
Dental Center expenses:
     Staff salaries ....................         35.6        39.7         33.9        40.6
     Dental supplies and lab fees ......         15.7        18.8         15.6        18.4
     Advertising .......................          7.3         3.7          7.2         3.8
     Rent ..............................         15.0        15.9         14.1        15.5
     Depreciation ......................          5.4         6.9          4.8         6.7
     Other .............................          3.0         3.4          3.0         3.2
                                                -----       -----        -----       -----
       Total Dental Center expenses ....         82.0        88.4         78.6        88.2
                                                -----       -----        -----       -----
       Gross profit ....................         18.0        11.6         21.4        11.8
General and administrative expenses.....         10.1        10.6          9.7        10.5
Depreciation and amortization ..........          2.5         2.7          2.5         2.7
                                                -----       -----        -----       -----
     Operating profit (loss)............          5.4        (1.7)         9.2        (1.4)
Interest income, net....................          1.3         0.6          1.8         0.6
                                                -----       -----        -----       -----
Income (loss) before income tax
  expense (benefit).....................          6.7        (1.1)        11.0        (0.8)
Income tax expense (benefit)............          2.1        (0.4)         3.6        (0.3)
                                                -----       -----        -----       -----
Net income (loss).......................          4.6        (0.7)         7.4        (0.5)
                                                =====       =====        =====       =====


QUARTER AND SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 1999

         NET REVENUE. Net revenue increased 2.5% and 4.2% for the quarter and six months ended June 30, 2000, from $11.2 million to $11.4 million and from $22.1 million to $23.0 million, respectively. This increase was primarily due to the increased focus placed on productivity at the Dental Center level. The increases in net revenue are also driven by increases in patient visits. Patient visits increased 15.7% from 148,054 for the quarter ended June 30, 1999 to 171,296 for the quarter ended June 30, 2000 and 24.4% from 273,544 for the six months ended June 30, 1999 to 340,188 for the six months ended June 30, 2000. As of January 1, 2000, the Company amended its services and support fees to 67.0%. Therefore, the Dental Center expenses listed below represent a higher percentage of net revenue.

         STAFF SALARIES. Staff salaries increased 14.3% and 25.0% for the quarter and six months ended June 30, 2000, from $4.0 million to $4.5 million and from $7.5 million to $9.4 million, respectively. This increase in staff salaries was caused by the continued increase in Dental Center regional management, including the addition of a regional vice president in each major market, and an increase in Dental Center staffing due to the addition of new Dental Centers and the ramp up of several existing Dental Centers.

         DENTAL SUPPLIES AND LAB FEES. Dental supplies and lab fees increased 22.4% and 23.4% for the quarter and six months ended June 30, 2000, from $1.8 million to $2.1 million and from $3.4 million to $4.2 million, respectively. This increase is due, in part, to the introduction of new affiliated dentists to the Coast Operating Model, as well as the addition of several new products to the formulary. The Company continuously strives to research and analyze new products as a means of providing the highest quality products and services to patients. Often times, these products carry a higher cost initially, however they generally tend to be more efficient and effective for the affiliated dentists and patients, respectively.

         ADVERTISING. Advertising expenses decreased 47.9% and 44.8% for the quarter and six months ended June 30, 2000, from $0.8 million to $0.4 million and from $1.6 million to $0.9 million, respectively. This decrease was caused by the discontinuation of television advertising, which was used throughout 1999.

         RENT. Rent expense increased 8.4% and 14.4% for the quarter and six months ended June 30, 2000, from $1.7 million to $1.8 million and from $3.1 million to $3.6 million, respectively. This increase was caused by the addition of a moderate number of Dental Centers since the end of the second quarter of 1999. Since June 30, 1999, the Company added eight (8) Dental Centers in the Florida, Georgia and Tennessee markets.

         DEPRECIATION. Depreciation expense at the Dental Centers increased 32.6% and 43.9% for the quarter and six months ended June 30, 2000, from $0.6 million to $0.8 million and from $1.1 million to $1.5 million, respectively. The increase was directly attributable to the addition of eight (8) Dental Centers, the relocation of three (3) Dental Centers and the renovation or expansion of 14 Dental Centers. In addition, the Company has continued to augment existing computer hardware in the Dental Centers to support the technology upgrades that were previously implemented during the last twelve months.

         OTHER EXPENSES. Other expenses increased 20.3% and 11.1% for the quarter and six months ended June 30, 2000, from $328,000 to $395,000 and from $653,000 to $725,000, respectively. This increase in the second quarter was caused by write-offs related to leasehold improvements in consolidated Dental Centers.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 7.0% and 12.9% for the quarter and six months ended June 30, 2000, from $1.1 million to $1.2 million and from $2.1 million to $2.4 million, respectively. General and administrative expenses primarily consist of expenses incurred at the corporate office. The increase in General and Administrative expenses represents the Company's continued investment in personnel and technology to support Dental Center operations.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses increased 10.4% and 8.5 % for the quarter and six months ended June 30, 2000, from $280,000 to $309,000 and from $567,000 to $615,000, respectively. The addition of assets at the corporate headquarters caused this increase.

         INTEREST INCOME, NET. Interest income, net decreased 52.3% and 65.8% for the quarter and six months ended June 30, 2000, from $140,000 to $67,000 and from $406,000 to $139,000, respectively. This decrease was caused by a decrease of the Company's invested cash balances, which were utilized for the Company's expansion of its Dental Centers and the repurchase of Company stock.

         INCOME TAXES. The income tax benefit for the quarter and six months ended June 30, 2000 is the result of minor losses incurred during these periods. The effective tax rate increase during the quarter and six months ended June 30, 2000 is due to lower amounts of cash invested in tax-free investments and the impact of non-deductible items related to certain acquisitions. The impact of these items during the current year is more pronounced due to the difference in earnings levels versus comparable periods in the previous year.

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

         The Company has a revolving credit facility with Bank of America, N.A., which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. As of August 4, 2000, the Company had the entire $20.0 million available for borrowing.

         The Company has approximately $5.5 million in available-for-sale investments which are invested in tax-free municipal bonds with interest rates ranging between 2.2% to 5.4%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed.

         During the quarter ended June 30, 2000, the Company consolidated six
(6) previously acquired Dental Centers into three (3). An analysis of existing market conditions supported the decision to serve these patients in the remaining Dental Centers.

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

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company has been and will continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. On May 12, 2000, the Board of Directors unanimously agreed to extend the time period for the repurchase program through May, 2001. No shares will be repurchased from the Company's officers or directors. All shares repurchased prior to January 1, 2000 have been canceled. Shares purchased during 2000 are currently being held in treasury. As of August 4, 2000, the Company has repurchased 1,331,800 shares for approximately $6.9 million.

         The Company anticipates, that for the balance of 2000, it will need to spend approximately $2.0 million on capital expenditures, including new internally developed Dental Centers, renovation and relocation of existing Dental Centers and other capital equipment needs in both the Corporate office and the Dental Centers.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the expansion of certain existing Dental Centers, repayment of certain debts and share repurchases, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2001. Thereafter, it is anticipated by the Company that future expansion will be funded primarily with cash on hand, expected future cash flow from operations and borrowings under the revolving line of credit. In the event the Company expands at a more rapid rate, or in the event losses are incurred or future positive cash flow is not realized, the Company could finance growth through other credit sources, and where desirable, and if available, funding from the sale of debt or equity securities.

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

         (iv) any adverse effect on continued positive cash flow, or any future losses, or any ability to obtain acceptable financing in connection with our operating plans;

         (v)      any increased competition in business and in acquisitions;

         (vi) any inability to successfully conduct our business in newer markets and concentrate in existing geographic markets;

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

         (x) any inability to achieve additional revenue or earnings from the internally developed Dental Centers or new or combined internally developed Dental Centers;

         (xi) any material decrease in the services and support fees negotiated between the audit committee and the Coast P.A.;

         (xii) unanticipated costs and expenses resulting from our focus on internal efficiencies which impact margins;

         (xiii) any slow down in the number of patients or the services performed by Dentists which impacts revenue;

         (xiv) any material decrease in the number of Dentists available to service patients, would adversely affect productivity and impact overall revenue;

         (xv) the impact of increased seasonality resulting in a lower number of patient visits in the Florida market in the summer months;

         (xvi) any inability of the Coast P.A. to incentivize, motivate, retain and attract new dentists;

         (xvii) the impact of the Coast P.A.'s revised compensation plan on the performance of the Coast P.A.; and

         (xviii) combined decline of public market interest in the Company's business sector.

         We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Coast Dental Services, Inc. was held on May 12, 2000. Each share of Common Stock entitled its holder to one (1) vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 6,216,848 shares of common stock voted on the matters described below:

         (1) The stockholders elected Terek Diasti, John Kang and Donald Millard to the Board of Directors to hold office until such time as their terms expire and their successors are elected and qualified or until their earlier resignation, removal from office or death. Dr. Diasti received 6,133,125 votes in favor of his re-election and 83,723 votes against. Messrs. Kang and Millard each received 6,134,747 votes in favor of their re-election and 82,101 abstained.

         (2) The stockholders approved the proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year 2000. Deloitte & Touche, LLP received 6,170,618 votes in favor of their appointment, 45,650 votes against and 580 votes abstained.

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

         See Exhibit Index.

                           COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on August 14, 2000.

                           COAST DENTAL SERVICES, INC.



                           By:  /s/ TEREK DIASTI
                                ------------------------------------------------
                                TEREK DIASTI
                                Chief Executive Officer, Chairman of the Board (Principal Executive Officer)


                           By:  /s/ WILLIAM H. GEARY, III
                                ------------------------------------------------
                                WILLIAM H. GEARY, III
                                Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER       EXHIBIT DESCRIPTION
------       -------------------
11.1         Computation of Per Share Earnings (loss).
27           Financial Data Schedule for the quarter ended June 30, 2000 (for
             SEC use only.)