Form 10-Q
period 2000-09-30
COAST DENTAL SERVICES INC
filed 2000-11-13
CIK 1018920

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

            For the quarter ended September 30, 2000

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

                                 (813)-288-1999
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

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

Total number of shares of outstanding Common Stock as of October 26, 2000:
6,287,109

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.


                           COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

------------------------------------------------------------------------------------------------------------------------
                                                                                        DECEMBER 31,       SEPTEMBER 30,
                                                                                            1999               2000
                                                                                                            UNAUDITED
------------------------------------------------------------------------------------------------------------------------
                                     ASSETS
Current assets:
     Cash and cash equivalents.......................................................  $  1,019,618       $  1,791,275
     Available-for-sale investments..................................................     8,126,505          5,039,075
     Management fee receivable from Coast P.A........................................     9,864,060          9,986,631
     Supplies, inventory and small tools.............................................     3,596,614          3,780,276
     Prepaid expenses and other assets...............................................       539,008            888,983
                                                                                       ------------       ------------
        Total current assets.........................................................    23,145,805         21,486,240
Note receivable from Coast P.A., non-interest bearing................................       529,218            229,218
Property and equipment, net..........................................................    20,657,147         21,458,264

Non-compete agreements, net of amortization $476,130
     and $574,345 respectively.......................................................       687,487            589,272
Dental services agreements, net of amortization of $1,417,588
     and $1,991,945, respectively....................................................    17,791,326         17,310,303
Other assets.........................................................................     1,846,113          2,580,517
                                                                                       ------------       ------------
     Total assets....................................................................  $ 64,657,096       $ 63,653,814
                                                                                       ============       ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable................................................................  $  2,105,807       $  3,495,022
     Other accrued expenses..........................................................     1,524,474            395,509
     Current maturities of debt and capital lease obligations........................       642,029            534,910
                                                                                       ------------       ------------
        Total current liabilities....................................................     4,272,310          4,425,441
Long-term debt and capital lease obligations, excluding current maturities...........     1,211,086            825,917
Deferred tax liability...............................................................       180,092            180,092
                                                                                       ------------       ------------
        Total liabilities............................................................  $  5,663,488       $  5,431,450
                                                                                       ------------       ------------
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized,
        none issued..................................................................            --                 --
     Common stock, $.001 par value; 50,000,000 shares authorized,
        6,402,958 and 6,403,683 shares issued and 6,399,384 and
        6,287,109 outstanding, respectively..........................................         6,404              6,404
     Additional paid-in capital......................................................    54,427,749         55,297,463
     Retained earnings...............................................................     6,195,430          5,720,499
     Unrealized loss on securities held for sale.....................................      (106,393)          (106,393)
                                                                                       ------------       ------------
 .....................................................................................    60,523,190         60,917,973
     Less: Stock option receivable from Coast P.A....................................     1,440,833          2,310,547
           Treasury stock, 3,574 and 116,574 shares, respectively....................        88,749            385,062
                                                                                       ------------       ------------
        Total stockholders' equity...................................................    58,993,608         58,222,364
                                                                                       ------------       ------------
        Total liabilities and stockholders' equity...................................  $ 64,657,096       $ 63,653,814
                                                                                       ============       ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                         CONDENSED STATEMENTS OF INCOME
                                    UNAUDITED


-----------------------------------------------------------------------------------------------------------------------
                                                      QUARTER ENDED SEPTEMBER 30,      NINE MONTHS ENDING SEPTEMBER 30,
                                                        1999              2000              1999              2000
-----------------------------------------------------------------------------------------------------------------------
Net Revenue.......................................  $11,290,007      $ 11,495,638       $33,368,682      $ 34,510,152
Dental Center expenses:
     Staff salaries...............................    4,303,917         4,860,591        11,784,827        14,211,405
     Dental supplies and lab fees.................    1,833,720         2,104,739         5,269,715         6,346,044
     Advertising..................................      619,166           458,937         2,201,653         1,332,105
     Rent.........................................    1,740,727         1,792,548         4,859,152         5,359,001
     Depreciation.................................      636,079           782,425         1,710,072         2,327,720
     Other........................................      314,785           387,064           967,460         1,112,143
                                                    -----------      ------------       -----------      ------------
       Total Dental Center expenses...............    9,448,394        10,386,304        26,792,879        30,688,418
                                                    -----------      ------------       -----------      ------------
     Gross profit.................................    1,841,613         1,109,334         6,575,803         3,821,734
General and administrative expenses...............    1,045,763         1,463,337         3,184,444         3,878,390
Depreciation and amortization.....................      303,455           342,335           870,629           957,540
                                                    -----------      ------------       -----------      ------------
     Operating profit (loss)......................      492,395          (696,338)        2,520,730        (1,014,196)
Interest income, net..............................      134,803            66,918           540,911           205,988
                                                    -----------      ------------       -----------      ------------
Income (loss) before income tax
     expense (benefit)............................      627,198          (629,420)        3,061,641          (808,208)
Income tax expense (benefit)......................      188,149          (265,695)          994,321          (333,277)
                                                    -----------      ------------       -----------      ------------
Net income (loss) and comprehensive
     income (loss)................................  $   439,049      $   (363,725)      $ 2,067,320      $   (474,931)
                                                    ===========      ============       ===========      ============

Basic earnings (loss) per share:
Net income (loss).................................  $       .07      $       (.06)      $       .29      $       (.08)
                                                    ===========      ============       ===========      ============

Diluted earnings (loss) per share:
Net income (loss).................................  $       .07      $       (.06)      $       .29      $       (.08)
                                                    ===========      ============       ===========      ============

Weighted average number of shares outstanding:
     Basic........................................    6,595,640         6,286,384         7,076,687         6,294,997
                                                    ===========      ============       ===========      ============
     Diluted......................................    6,595,693         6,286,384         7,076,863         6,294,997
                                                    ===========      ============       ===========      ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

------------------------------------------------------------------------------------------------------------------
                                                                                 NINE MONTHS ENDED SEPTEMBER 30,
                                                                                    1999                  2000
------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)..........................................................    $  2,067,320           $  (474,931)
   Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation...............................................................       1,929,708             2,612,689
Amortization...............................................................         650,991               672,572
Impairment of assets.......................................................              --               114,323
   Changes in operating assets and liabilities:
     Increase in management receivable from Coast P.A......................      (3,500,229)             (122,571)
     Increase in supplies inventory and small tools........................        (685,012)             (183,662)
     Decrease (increase) in prepaid expenses and other assets..............         259,056              (349,975)
     Decrease in receivable from Coast P.A.................................              --               300,000
     Increase in accounts payable and other accrued expenses...............       1,564,009               260,249
                                                                               ------------           -----------
   NET CASH PROVIDED BY OPERATING ACTIVITIES...............................       2,285,843             2,828,694
                                                                               ------------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures.......................................................      (5,703,978)           (3,528,128)
Acquired assets, including intangible assets...............................      (3,030,140)              (93,334)
Sale of available-for-sale investments.....................................       3,231,492             3,087,430
Increase in other assets...................................................        (678,204)             (734,403)
                                                                               ------------           -----------
   NET CASH USED IN INVESTING ACTIVITIES...................................      (6,180,830)           (1,268,435)
                                                                               ------------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options....................................           6,128                    --
Purchase of treasury stock.................................................      (6,651,828)             (296,313)
Proceeds from long term debt...............................................         374,332                    --
Payments on long term debt.................................................        (994,829)             (458,786)
Payments of capital leases.................................................         (60,430)              (33,503)
                                                                               ------------           -----------
   NET CASH USED IN FINANCING ACTIVITIES...................................      (7,326,627)             (788,602)
                                                                               ------------           -----------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS...........................     (11,221,614)              771,657
Cash and cash equivalents at beginning of period...........................      13,581,798             1,019,618
                                                                               ------------           -----------
Cash and cash equivalents at end of period.................................    $  2,360,184           $ 1,791,275
                                                                               ============           ===========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest.....................................................    $    140,856           $    88,792
                                                                               ============           ===========
Cash paid for income tax...................................................    $    561,848           $    50,591
                                                                               ============           ===========
Non-cash stock option receivable from Coast P.A............................    $    149,094           $   869,714
                                                                               ============           ===========

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

         In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the Condensed Statements of Income for the quarter and nine months ended September 30, 1999 have been reclassified to conform to the quarter and nine months ended September 30, 2000 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual Financial Statements and notes thereto.

NOTE 2 - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on its September 30, 2000 condensed financial statements.

         In June 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities" (later amended by SFAS 137 and SFAS 138), which will be effective on January 1, 2001 for the Company. SFAS 133 requires, among other things, that all derivatives be recognized in the balance sheets as either assets or liabilities and measured at fair value. The corresponding derivative gains and losses should be reported based upon the hedge relationship, if such a relationship exists. Changes in fair market value of derivatives that are not designated as hedges or that do not meet the hedge accounting criteria in SFAS 133 are required to be reported in income. The Company is in the process of quantifying the impact of SFAS 133 on its financial statements.

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

         During the quarter June 30, 2000, the Company consolidated six (6) of its Florida Dental Centers into three (3).

         During the quarter ended September 30, 2000, the Company consolidated two (2) of its Florida Dental Centers into one (1), and two (2) of its Tennessee Dental Centers into one (1) Dental Center. This new Dental Center was developed to take advantage of the combined location, while at the same time converting the smaller Dental Center to the larger Coast Dental operating facilities.

The Company continues to monitor and evaluate each Dental Center with respect to the need for future consolidations. Such consolidations will occur when market and lease conditions dictate the need. The Company anticipates only a minor number of Dental Centers will be consolidated in the future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The Company opened its first Dental Center in May 1992. As of September 30, 2000, the Company had 124 Dental Centers consisting of 61 internally developed and 63 acquired Dental Centers. The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of September 30, 2000, 133 Coast Dentists were employed by the Coast P.A. The Company plans to continue to grow by seeking increased productivity at existing Dental Centers, many of which are relatively immature. As the Company begins to achieve satisfactory performance in its existing Dental Centers, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have ranged from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts since October 1, 1996. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Audit Committee approved an adjustment to the services and support fees beginning in January 2000 to 67.0% in connection with the Coast P.A.'s roll-out of a new compensation plan for Coast Dentists, which will be staged throughout the year. As a result of ranges of anticipated future expenses and productivity and subject to future negotiation, the service and support fees are expected to average between 66.0% and 72.0% over the next several years. The Company pays, from the services and support fees, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists.

         The Company opened 25 internally developed Dental Centers in 1998 and 17 in 1999. The Company did not open any internally developed Dental Centers during the first nine months of 2000. The average cost to the Company of an internally developed Dental Center is approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. The Company's growth strategy in the short term will focus on internal growth through the improvement of operations and productivity in existing Dental Centers. External growth, when deemed prudent, will consist primarily of internally developed Dental Centers. While strategically opportunistic acquisitions will not be overlooked, the Company has no immediate plans to grow through acquisitions.

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


                                                                QUARTER ENDED                 NINE MONTHS ENDED
                                                                SEPTEMBER 30,                    SEPTEMBER 30,
                                                            1999            2000             1999           2000
                                                           -----           -----            -----           -----
Net revenue..............................................  100.0%          100.0%           100.0%          100.0%
Dental Center expenses:
     Staff salaries......................................   38.1            42.3             35.3            41.2
     Dental supplies and lab fees........................   16.2            18.3             15.8            18.4
     Advertising.........................................    5.5             4.0              6.6             3.9
     Rent................................................   15.4            15.6             14.6            15.5
     Depreciation........................................    5.6             6.8              5.1             6.8
     Other...............................................    2.8             3.4              2.9             3.2
                                                           -----           -----            -----           -----
       Total Dental Center expenses......................   83.6            90.4             80.3            89.0
                                                           -----           -----            -----           -----
       Gross profit......................................   16.4             9.6             19.7            11.0
General and administrative expenses......................    9.3            12.7              9.5            11.2
Depreciation and amortization............................    2.7             3.0              2.6             2.8
                                                           -----           -----            -----           -----
     Operating profit (loss).............................    4.4            (6.1)             7.6            (3.0)
Interest income, net.....................................    1.2             0.6              1.6             0.6
                                                           -----           -----            -----           -----
Income (loss) before income tax expense (benefit)........    5.6            (5.5)             9.2            (2.4)
Income tax expense (benefit).............................    1.7            (2.3)             3.0            (1.0)
                                                           -----           -----            -----           -----
Net income (loss)........................................    3.9            (3.2)             6.2            (1.4)
                                                           =====           =====            =====           =====

QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO QUARTER AND NINE MONTHS ENDED SEPTEMBER 30, 1999

         Net Revenue. Net revenue increased 1.8% and 3.4% for the quarter and nine months ended September 30, 2000, from $11.2 million to $11.5 million and from $33.4 million to $34.5 million, respectively. This increase was primarily due to the increased focus placed on productivity at the Dental Center level. The increases in net revenue are also driven by increases in patient visits. Patient visits increased 10.0% from 156,661 for the quarter ended September 30, 1999 to 172,368 for the quarter ended September 30, 2000 and 27.3% from 394,841 for the nine months ended September 30, 1999 to 502,623 for the nine months ended September 30, 2000. As of January 1, 2000, the Company amended its services and support fees to 67.0%. Therefore, the Dental Center expenses listed below represent a higher percentage of net revenue.

         Staff Salaries. Staff salaries increased 12.9% and 20.6% for the quarter and nine months ended September 30, 2000, from $4.3 million to $4.9 million and from $11.8 million to $14.2 million, respectively. This increase in staff salaries was primarily caused by salaries associated with increases in Dental Center regional management, including the addition of a regional vice president in each major market, and the required increase for Dental Center staff to service the increased volume of patient flow as newer Dental Centers ramped up revenue.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 14.8% and 20.4%for the quarter and nine months ended September 30, 2000, from $1.8 million to $2.1 million and from $5.3 million to $6.3 million, respectively. This increase is due, in part, to the introduction of new affiliated dentists to the Coast Operating Model, as well as the addition of several new products to the formulary. The Company continuously strives to research and analyze new products as a means of providing the highest quality products and services to patients. Often times, these products carry a higher cost initially, however they generally tend to be more efficient and effective for the affiliated dentists and patients, respectively.

         Advertising. Advertising expenses decreased 25.9% and 39.5% for the quarter and nine months ended September 30, 2000, from $620,000 to $459,000 and from $2.2 million to $1.3 million, respectively. This decrease was primarily caused by the discontinuation of television advertising, which was used throughout 1999. The gross decrease was partially offset by increased direct advertising costs focused at increasing patient flow to newer Dental Centers.

         Rent. Rent expense increased 3.0% and 10.3% for the quarter and nine months ended September 30, 2000, from $1.7 million to $1.8 million and from $4.9 million to $5.4 million, respectively. This increase was caused by the addition of one new Dental Center since the end of the third quarter of 1999 and the relocations and consolidations noted during the year. The Company consolidated four (4) Dental Centers into two (2) during the quarter ended September 30, 2000, and twelve (12) Dental Centers into six (6) during the nine months ended September 30, 2000. In addition, one Dental Center was relocated during the quarter ended September 30, 2000. In some of these situations, there was a minor rent impact during the transition to the consolidated Dental Centers.

         Depreciation. Depreciation expense at the Dental Centers increased 23.0% and 36.1% for the quarter and nine months ended September 30, 2000, from $636,000 to $782,000 and from $1.7 million to $2.3 million, respectively. The increase was attributable to the consolidations and relocations discussed under Rent, as well as the addition of dental equipment to Dental Centers which were built with excess capacity. As noted previously, the Company has the ability to grow Dental Center revenue through the utilization of this excess capacity as the patient volume increases in certain Dental Centers. Additional equipment is necessary to meet the needs of this increased patient flow. In addition, the Company has continued to augment existing computer hardware in the Dental Centers to support the technology upgrades that were previously implemented.

         Other Expenses. Other expenses increased 23.0% and 15.0% for the quarter and nine months ended September 30, 2000, from $315,000 to $387,000 and from $967,000 to $1.1 million respectively. This increase in the third quarter is attributable to the write-off of leasehold improvements related to consolidated Dental Centers.

         General and Administrative Expenses. General and administrative expenses increased 39.9% and 21.8% for the quarter and nine months ended September 30, 2000, from $1.0 million to $1.5 million and from $3.2 million to $3.9 million, respectively. General and administrative expenses primarily consist of expenses incurred at the corporate office. The increase in General and Administrative expenses represents the Company's continued investment in personnel and technology to support Dental Center operations, including such functions as recruiting, training and managing relationships with insurance companies.

         Depreciation and amortization. Depreciation and amortization expenses increased 12.8% and 10.0% for the quarter and nine months ended September 30, 2000, from $303,000 to $342,000 and from $870,000 to $960,000, respectively.
This increase is primarily attributable to computer hardware and software purchased over the last eighteen months to support the Dental Center operations.

         Interest income, net. Interest income, net decreased 50.4% and 61.9% for the quarter and nine months ended September 30, 2000, from $135,000 to $67,000 and from $541,000 to $206,000, respectively. This decrease was attributable to the decline in the Company's invested cash balances, which were utilized for the Company's internal expansion of its Dental Centers, the purchase of computer hardware and software, and the repurchase of Company stock.

         Income Taxes. The income tax benefit for the quarter and nine months ended September 30, 2000 is the result of the losses incurred during these periods. The effective tax rate increase during the quarter and nine months ended September 30, 2000, is higher due to the impact of non-deductible items related to certain acquisitions. The impact of these items during the current year is more pronounced due to the difference in earnings levels versus comparable periods in the previous year.

C.       LIQUIDITY AND CAPITAL RESOURCES

         At September 30, 2000, the Company had cash and cash equivalents of $1,791,275. The company also had approximately $5.0 million in available-for-sale investments which are invested in tax-free municipal bonds with interest rates ranging between 4.0% to 5.0%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed. Cash provided by operating activities for the nine months ended September 30, 2000, totaled $2,828,694.

         The Company has a revolving credit facility with Bank of America, N.A., which provides an aggregate of

$20.0 million for general working capital needs and expansion of Dental Centers. As of October 26, 2000, the Company had the entire $20.0 million available for borrowing. The credit facility has certain financial covenants and restrictions which could limit the amount the Company could borrow at any given time in the event of changes in financial ratios and continued losses.

         During the quarter ended September 30, 2000, the Company consolidated four (4) Dental Centers into two (2). An analysis of existing market conditions supported the decision to consolidate these Dental Centers.

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

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company has been and will continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. On May 12, 2000, the Board of Directors unanimously agreed to extend the time period for the repurchase program through May, 2001. No shares will be repurchased from the Company's officers or directors. All shares repurchased prior to January 1, 2000 have been canceled. Shares purchased during 2000 are currently being held in treasury. As of November 4, 2000, the Company has repurchased 1,331,800 shares for approximately $6.9 million.

         The Company anticipates that, for the balance of 2000, it will need to spend approximately $500,000 on capital expenditures, including one new internally developed Dental Center, the renovation of existing Dental Centers and other capital equipment needs in both the Corporate office and the Dental Centers.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the expansion of certain existing Dental Centers, repayment of certain debts and share repurchases, management believes that the combination of the funds expected to be available under the Company's cash reserves, revolving line of credit and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2001. Thereafter, it is anticipated by the Company that future operations and expansion will be funded primarily with any remaining cash on hand, expected future cash flow from operations and borrowings under the revolving line of credit. In the event the Company expands at a more rapid rate, or in the event losses continue or future positive cash flow is not realized, the Company would seek to finance continued operations and growth through other credit sources, and where desirable and if available, funding from the sale of debt or equity securities.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Section C. Liquidity for further information.

         The Company has no long-term debt, and expects to finance future capital needs through available capital, future earnings, if obtained, and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the nine months ended September 30, 2000, the Company earned investment income of approximately $295,000. If interest rates had been 1% lower than they were during the year, investment income would have been approximately $60,000 lower. The market risks associated with the investment portfolio exposure have not changed materially during this year.

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

         (ii)      our anticipated future cash flows;

         (iii)     our liquidity and capital resources;

         (iv)      our financing opportunities and plans;

         (v)       our future performance and operating results;

         (vi)      the Company's future management fee; and

         (vii)     the change in the Coast P.A. dentist compensation plan.

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

         (ii) any material inability to successfully identify, consummate and integrate any future acquisitions at reasonable and anticipated costs;

         (iii) any adverse effect or limitations caused by any governmental regulations or actions;

         (iv) any continued losses or any future ability to obtain acceptable financing, where desirable in the future, in connection with our operating plans;

         (v)      any increased competition in business and in acquisitions;

         (vi) any continued difficulty to successfully conduct our business in newer markets and concentrate in existing geographic markets;

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

         (xv) any inability of the Coast P.A. to incentivize, motivate, retain and attract new dentists;

         (xvi) the impact of the Coast P.A.'s revised compensation plan on the performance of the Coast P.A.;

         (xvii) the combined decline of public market interest in the Company's business sector; and

         (xviii) our inability to meet the continued listing requirements of the Nasdaq National Market.

         We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)   Exhibits

         See Exhibit Index.

(b)   Reports on Form 8-K
         None.

                           COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on November 13, 2000.


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

                                  EXHIBIT INDEX

EXHIBIT
 NUMBER         EXHIBIT DESCRIPTION
-------         -------------------

11.1            Computation of Per Share Earnings (Loss).
27 Financial Data Schedule for the quarter ended September 30, 2000 (for SEC use only.)