Form 10-K
period 2000-12-31
COAST DENTAL SERVICES INC
filed 2001-03-30
CIK 1018920

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549
--------------------------------------------------------------------------------

                                    FORM 10-K
     (Mark One)

         [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

                       DOCUMENTS INCORPORATED BY REFERENCE
Portions of the Registrant's definitive Proxy Statement to be used in connection with the Registrant's 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2001, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 2, 2001, was approximately $4 million based upon the closing price of such shares on such date on the NASDAQ Stock Market's National Market. As of March 2, 2001, there were 6,286,384 shares of outstanding Common Stock.

                           COAST DENTAL SERVICES, INC.
                         2000 ANNUAL REPORT ON FORM 10-K
                                TABLE OF CONTENTS

                                                                                                      PAGE
                                                                                                      ----
PART I

Item 1.     Business........................................................................            3

Item 2.     Properties......................................................................            8

Item 3.     Legal Proceedings...............................................................            8

Item 4.     Submission of Matters to a Vote of Security Holders.............................            8

PART II

Item 5.     Market of Registrant's Common Equity and Related Stockholder Matters............            8

Item 6.     Selected Financial Data.........................................................            9

Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations..........................................................           10

Item 7A.    Quantitative and Qualitative Disclosures about Market Risk......................           19

Item 8.     Financial Statements and Supplementary Data.....................................           22

Item 9.     Changes in and Disagreements with Accountants on Accounting and
             Financial Disclosure...........................................................           39

PART III

Item 10.    Directors and Officers of the Registrant........................................           39

Item 11.    Executive Compensation..........................................................           39

Item 12.    Security Ownership of Certain Beneficial Owners and Management..................           39

Item 13.    Certain Relationships and Related Transactions..................................           39

PART IV

Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K.................           39

                                  INTRODUCTION

         Unless the context otherwise requires, references in this document to "Coast Dental" or the "Company" refer to Coast Dental Services, Inc., and its predecessor; "Dental Centers" refer to dental offices managed or to be managed by the Company pursuant to a services and support agreement; "Coast Florida, P.A.", "Coast Dental Services, P.A.", "Coast Dental of Georgia, P.C.", "Coast Dental Services of Tennessee P.C." and "Adam Diasti, D.D.S. & Associates, P.C." refer to the Florida, Georgia, Tennessee and Virginia professional associations, respectively, which employ the dentists and hygienists providing dental services at the Dental Centers pursuant to a services and support agreement with the Company; "Coast P.A." refers collectively to the Coast Florida P.A., Coast Dental Services, P.A., Coast Dental Services of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Adam Diasti, D.D.S. & Associates, P.C. and any professional association or corporation, with which the Company has entered, or may enter, into a services and support agreement ("Services and Support Agreement"); "internally developed Dental Centers" refers to Dental Centers which are initially opened, developed and managed by the Company pursuant to a Services and Support Agreement with the Coast P.A.; "acquired Dental Centers" refers to Dental Centers resulting from the acquisition of an existing dental facility by the Company, combined with the acquisition by the Coast P.A. of the existing dental practice located at that facility; "Coast Dentists" refers to the licensed dentists employed by the Coast P.A. who provide dental services at the Dental Centers; and "Coast Dental Network" refers collectively to the Dental Centers and the Coast Dentists.

                                     PART I

ITEM 1.  BUSINESS

GENERAL

         Coast Dental Services, Inc. (the "Company") was incorporated in August 1992 as Sunshine Health Services, Inc., a Florida corporation, and changed its name to Coast Dental, Inc. in August 1994. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc., a Delaware corporation, for the purpose of reincorporating the Company in the State of Delaware and changing its corporate name. The Company obtains its revenue from Coast P.A. for providing management services and support to the general dentistry practices at the Dental Centers. As of December 31, 2000, the Company provided management services to 124 Dental Centers located in Florida, Georgia, Tennessee and Virginia and 114 Coast Dentists were employed by the Coast P.A., serving approximately 700,000 patients.

         The Company's goal is to develop a leadership position in the management of general dentistry practices throughout Florida, Georgia, Tennessee, Virginia and in the future, additional select states in the southeastern United States. A uniform operating model (the "Coast Operating Model") developed by the Company is utilized at the Dental Centers. The key elements of the Coast Operating Model are: (i) affiliating with general dental providers that focus on the most common, high volume dental products and procedures which lend themselves to cost-effective delivery; (ii) centralizing management and administrative responsibilities, thus allowing the Dentists to concentrate on delivering high quality dental care; (iii) facilitating the training of the Dental Center staff, including Dentists and hygienists, in the most efficient techniques for managing the delivery of high volume, quality dental services; and (iv) assisting with the implementation of marketing programs designed to meet the needs of each Dental Center. In the near future, the Company plans to grow by utilizing excess capacity in existing Dental Centers. Once this excess capacity is optimized, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

RECENT DEVELOPMENTS

  Potential Recapitalization Abandoned

         Recently, an offer was presented to the Board of Directors to consider a potential recapitalization transaction with a proposed corporate redemption of substantially all of the shares representing the unaffiliated public float. An independent committee of the Board ("independent committee") was formed to consider the offer. The offer was evaluated and given due consideration by the independent committee. The independent committee hired legal counsel and other advisors and negotiated terms in connection with the offer which, upon completion, would have provided a premium to current market value for these unaffiliated stockholders and would have resulted in the company going private.

         As of December 31, 2000, the Company had incurred approximately $127,000 related to this potential transaction. This amount is reflected in the prepaid expenses and other assets and other accrued expenses classifications on the Company's balance sheet at December 31, 2000.

         In late March 2001, this potential transaction was abandoned due to difficulties in obtaining financing necessary to consummate the potential transaction. The total cost incurred by the Company is expected to be approximately $800,000, including the amounts recorded on the balance sheet at December 31, 2000, and will be reflected as an expense of the Company during the first quarter of 2001.

  Managed Care Update

         During the latter part of 2000, the Coast P.A. began notifying managed care companies that it would continue to provide service to existing members but would not accept new members to the managed care roster (known as "panels") in any of the offices until re-negotiations had occurred. A thorough review of utilization data revealed that the majority of patient visits consisted of managed care patients, yet the fees earned in connection with this business were below that of discounted fee-for-service patients. This resulted in in-depth discussions with each of the managed care companies. In some cases, agreements were reached whereby the panels were reopened. In other situations, agreements could not be reached and the panels remain closed as discussions continue. At December 31, 2000, the panels had been reopened for two of the more significant managed care relationships.

         One managed care company chose to terminate the agreement with the Coast P.A. effective December 31, 2000, pending a written request from the Coast P.A. to renew the contract. Upon analysis of the existing business and the revenue and low margins associated with specific contracts, the Coast P.A. chose not to seek renewal. The loss of this portion of the business represents estimated annual gross revenue of approximately $7.5 million and net revenue of approximately $5.0 million. Management believes that higher margin revenues can, over time, be developed at the affected Dental Centers by focusing on other business opportunities within the current patient mix. Focus will be directed toward attracting fee-for-service, indemnity and PPO patients to the Dental Centers. Due to the discounting associated with managed care contracts, especially the terminated contract, management believes that the revenue can be replaced with a smaller number of patient visits. Management recognizes that the replacement of these patients will take time and is not assured and the loss of this contract represents a risk to near-term revenue, profitability and cash flow of the Company.

  New Dentist Equity Model

         Due to issues apparent in the dental practice management sector relative to maximizing dentists' long-term productivity and commitment to the success of such relationships, the Company has begun to structure with the Coast P.A., a proposed significant change in the overall Dental Center business model. During the first quarter of 2001 the Coast P.A., with the assistance of the Company, has developed a Dentist Equity Model (the "Model") whereby a dentist has the opportunity to acquire a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center, which opportunity was unavailable to a dentist under the current model. The purpose of this change in operating model is to provide affiliated dentists the opportunity to satisfy certain long-term career goals and thereby curtail the significant retention and motivational concern that the Coast P.A., and the industry in general, is facing. Dentist retention has been a concern for the Coast P.A., the Company, and the industry as a whole, in recent years. Hygienist retention, while once a point of concern as well, has been mitigated by a change in the compensation structure. Since the date of compensation structure conversion, hygienist retention and productivity has been at an all-time high for the Coast P.A.

         The Company's goal is to finalize arrangements with the Coast P.A. and commence the roll-out of the Model beginning in the second quarter of 2001. It is expected that certain assets of the Company and the Coast P.A., located at participating Dental Centers, would be sold in return for cash. The effect of the potential new relationships on the current Services and Support Agreements are currently under discussion. While the Company is excited about the prospects of moving forward on the Model, it is important to note that finalization of this general plan is subject to agreement by the Company, the Coast P.A. and the selected dentists as well as achieving a financing package for dentists to consummate each transaction. The number of Dental Centers that could be affected is unknown at this time. It is uncertain at this time what ultimate effect the Model would have, if implemented, on asset mix, liquidity or performance of the Company. The Company expects to incur substantial costs during the first and second quarters of 2001 for services provided in connection with certain business opportunities that arose or exist, including the development, structuring, execution and implementation of this Model. If the roll-out of the Model is successful, the Company expects to improve its liquidity and cash position as well as to create an environment where select Dentists with a meaningful ownership stake will have a more significant personal and financial interest in the productivity and success of the Dental Center.

  Cost Reduction Program Instituted

         In agreement with the Coast P.A., the Company has taken steps to reduce costs through reductions in staff, the elimination of duplicative and unnecessary positions and realignment of compensation structures. These steps were implemented late in 2000 and early in 2001. The effects of these cost reductions will begin to take effect in the latter part of the first quarter of 2001. The Company is going to evaluate future performance based on these reductions and, should the Coast P.A.'s production not falter as a result of these reductions, the Company should realize from those reduced costs, a positive impact on financial performance.

  Nasdaq National Market Delisting Threatened

         On March 15, 2001, the Company received notification from NASDAQ that its stock had failed to meet the minimum market value of public float over the past 30 days. Under the rules, the Company has until June 13, 2001, to regain compliance or the Staff of the NASDAQ will provide the Company with written notification that its securities will be delisted. Absent meeting the criteria to maintain its listing, the Company has the option to apply for listing of its securities on the NASDAQ SmallCap Market if it satisfies the requirements for listing on that market or in the alternative listing its securities on the NASD's over-the-counter bulletin board. The Company will be evaluating its options relative to this notification, and will take actions undetermined as of this time, prior to June 13, 2001.

ACQUISITIONS AND DEVELOPMENTS OF DENTAL CENTERS

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

         The Company opened 25 internally developed Dental Centers in 1998, 17 in 1999 and none in 2000. These Dental Centers were opened in Florida, Georgia, and Tennessee. In 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida. The purchase price for these acquired Dental centers was $9.2 million, consisting of $6.9 million in cash and $2.3 million in promissory notes. During 1998, the Company consolidated two of its acquired Dental Centers into one Dental Center. During 1999, the Company and the Coast P.A. added 11 acquired Dental Centers in Virginia. The purchase price of these acquired Dental Centers was $2.1 million consisting of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Additionally in 1999, the Company consolidated one of its acquired Dental Centers into an existing Dental Center. The Company did not acquire or open any new Dental Centers during 2000. The Company, did, however, consolidate twelve (12) existing Dental Centers into six (6) Dental Centers during 2000 to take better advantage of changing patient and population demographics. The Company also relocated one
(1) Dental Center during 2000. Of the 124 Dental Centers currently managed by the Company, 61 were internally developed and 63 were acquired by the Company.

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

         As compensation for its management services under the current Services and Support Agreements, the Coast P.A. pays the Company a monthly services and support fee based upon a percentage of the gross revenue, net of refunds and discounts, of the Dental Center. Dental Center expenses paid by the Company from the services and support fee include all operating and non-operating expenses incurred at the Dental Center except for the salaries and benefits of the Coast Dentists and dental hygienists. The Company's sole customers are the Coast P.A., each of which are owned, controlled and managed by Dr. Adam Diasti, a major stockholder, director and executive officer of the Company. See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 10 "Directors and Executive Officers of the Registrant." Modifications, amendments or revisions to the Services and Support Agreements are approved by the Audit Committee of the Company's Board of Directors, which consists of all the independent outside directors of the Company. The Company is dependent on the Coast P.A. and the loss of compensation received from them pursuant to the Services and Support Agreements would have a material adverse effect on the Company. See Note 2 to the Financial Statements for further information.

         The Company plans to continue to use the current form of its Services and Support Agreements to the extent possible as it enters into new states in the future or into arrangements with other dental practices. However, the terms of future agreements may differ according to market conditions and the statutory or regulatory requirements of the particular state in which the dental practice is located.

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

         Some states, including Florida and Georgia, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services. Florida law specifically requires that dentists or their professional corporations maintain complete care, custody and control of all equipment and materials used in the practice of dentistry. The Services and Support Agreements between the Company and the Coast P.A. expressly provide that the Company shall not exercise control over any matters that would violate the requirements of the applicable state law.

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

         Many states, including Florida, prohibit dentists from using advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a non-dentist is engaged in the practice of dentistry. The Services and Support Agreements provide that all advertising shall conform to these requirements. Florida law also requires all advertising to identify the Florida dentist who assumes total responsibility for the advertisement and may not include the name of a person who is not either actually involved in the practice of dentistry at the advertised location or an owner of the practice being advertised. Georgia law requires that advertising must contain the name of at least one dentist practicing at the location unless the Georgia Board of Dentistry has approved the use of a trade name.

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

         In addition, these laws and their interpretation vary from state to state. The laws and regulations of certain states into which the Company may seek to expand in the future and may require the Company to change the form of relationships entered into with dentists in a manner that restricts the Company's operations in those states.

         The Company believes that health care regulations will continue to change, and as a result, the Company regularly monitors developments in health care law. The Company expects to modify its agreements and operations from time to time, if necessary, as the business and regulatory environment change. However, there can be no assurance that any such changes will not adversely affect the ability of the Company to operate as it currently does or to remain profitable in doing so.

COMPETITION

         The Company is aware of several other companies which are actively engaged in the consolidation of existing dental practices and providing management services to dental practices, some of which may have longer operating histories than the Company. The Company assumes that additional companies with similar objectives may enter the Company's markets and compete with the Company. The primary basis of competition between dental practice management companies include, but are not limited to availability and cost of financing growth, extent of working capital, liquidity, the extent of the dental care network, management expertise and experience, sophistication of management information systems, the elements of its operating system, the relative motivation and productivity of affiliated dentists, the availability and profitability of managed care business and practice management, and opportunity for career enhancement agreements.

         The business of providing dental practice management services is highly competitive in each of the markets in which the Dental Centers operate. The primary basis of competition within the dental services industry are price of services, marketing exposure, convenience of location and traffic flow of location, hours of operation, reputation, managed care contracts, quality of care and appearance and usefulness of facility and equipment. Coast Dentists compete with other dentists who maintain group practices or operate in multiple offices. Many of those dentists have more established practices in their markets.

SEASONALITY

         The Company has traditionally experienced its highest volume of patient visits during the first and last quarters of the year and its lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Seasonality for the period since January 1, 1995, has been mitigated by the increase in monthly capitation revenue from managed care contracts to the Coast P.A., which represented 18.8%, 22.5% and 24.9% of total revenue to the Coast P.A. for the years ended December 31, 1998, 1999, and 2000 respectively. The Company expects that capitation, as a percent of total revenue will decline in 2001 as a result of the negotiations discussed previously in the Recent Developments section. In addition, the growth of the Company's operations has also served to mitigate the effects of seasonality. It is anticipated that the seasonality will be more evident in the future as new Dental Center growth is slowed down and negotiations with managed care companies, as previously discussed, result in the cancellation or modification of certain contracts.

         During 2000, the Company began discussions with each of the managed care companies with which it does business. As of March 2, 2001, these discussions have resulted in continued (and improved) relationships with two companies and the loss of one such contract. In addition, the rates with the remainder of the managed care companies has remained stable while the addition of members to the rosters of these companies has been frozen.

SERVICE MARKS

         The Company believes its service marks are important to the Company. The Company has registered the service marks "Coast Dental" and the Company logo with the United States Patent and Trademarks Office.

EMPLOYEES

         As of December 31, 2000, the Company had approximately 715 full-time and part-time employees, of which approximately 57 were employed at the Company's headquarters and 658 employed at the Dental Centers. None of the Company's employees are employed under a collective bargaining agreement. The number of people employed by the Company has declined from the level maintained in 1999. The reduction was part of a cost reduction plan to maintain the proper level of costs associated with the level of revenue achieved. The Company believes that its relationship with its employees is good.

ITEM 2.           PROPERTIES

         The Company presently leases an average of 2,100 square feet of office space for each of the Dental Centers. The typical lease for office space is for a term of approximately five years and generally provides for renewal options for additional years. The Company estimates that the renewal options will be exercised and the average lease term will be ten years. The average rental payments for a leased Dental Center are approximately $3,100 per month. The Company plans to continue to lease rather than purchase space for the Dental Centers to preserve the Company's available capital.

         The Company leases 10,000 square feet of office space in Tampa, Florida for its corporate headquarters. This lease is for a term of five years and expires January 31, 2003.

         The Company anticipates no future problems in renewing or obtaining suitable leases for its principal properties. The Company believes that its principal leased properties are adequate for the purposes for which they are used and are suitably maintained for such purposes. The Company will enter into new leases when it determines to open new Dental Centers.

CURRENT LOCATIONS                                       NUMBER OF LOCATIONS
-----------------                                       -------------------
Southwest Florida ................................               14
West Central Florida .............................               24
Central Florida ..................................               22
Northeast Florida ................................               10
Northwest Florida ................................               12
Atlanta, Georgia .................................               23
Nashville, Tennessee .............................                8
Virginia .........................................               11

ITEM 3.  LEGAL PROCEEDINGS

         There are no material pending legal proceedings other than routine litigation arising in the ordinary course of business. The Company does not believe that the results of such litigation, even if the outcome were unfavorable to the Company, would have a material adverse effect on its financial position.

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

YEAR                                                         HIGH       LOW
----                                                        ------     ------
1999     First Quarter                                      $10.25     $6.031
         Second Quarter                                      7.375      4.500
         Third Quarter                                       5.375      3.063
         Fourth Quarter                                      4.063      2.313

2000     First Quarter                                       2.875      2.063
         Second Quarter                                      2.313      1.719
         Third Quarter                                       1.969      1.438
         Fourth Quarter                                      1.938      1.125

         The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

         The closing bid price per share as of March 2, 2001 was $1.16 and there were approximately 59 stockholders of record as of that date. The number of record holders was determined from the records of the Company's transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

         Except for an S Corporation distribution during 1996, the Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings for the operation and expansion of its business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future. In addition, the Company's existing bank credit facility restricts the Company's ability to declare or pay cash dividends on its common stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

ITEM 6.  SELECTED FINANCIAL DATA

         The following selected financial data with respect to the Company's statements of income (loss) for the years ended December 31, 1996, 1997, 1998, 1999 and 2000 and the balance sheet data as of December 31, 1996, 1997, 1998, 1999 and 2000 are derived from the Financial Statements of the Company which have been audited by Deloitte & Touche, LLP, independent accountants. The following data should be read in conjunction with the Financial Statements of the Company and the related notes thereto and Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                                                              DECEMBER 31,
                                                                       -----------------------------------------------------------
                                                                        1996         1997         1998          1999          2000
                                                                       ------      -------      -------       -------      -------
                                                                                  (IN THOUSANDS, EXCEPT PER SHARE DATA)
STATEMENT OF INCOME DATA FOR THE YEAR:
Net revenue .....................................................      $8,128      $20,035      $34,540       $44,598      $45,826
Income (loss) before cumulative effect of a change
     in accounting principle ....................................       1,403        3,409        4,171           656       (1,264)
Cumulative effect of a change in accounting principle ...........          --           --          634            --           --
Net income (loss) ...............................................       1,403        3,409        3,537           656       (1,264)
Pro forma net income (loss)(1) ..................................         856        3,267        3,537           656       (1,264)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in
     accounting principle(2) ....................................          --      $   .57      $   .55       $   .10      $  (.20)
Cumulative effect of a change in accounting principle(2) ........          --           --      $  (.08)           --           --
Net income (loss)(2) ............................................          --      $   .57      $   .47       $   .10      $  (.20)
Pro forma net income (loss)(1)(2) ...............................          --      $   .55      $   .47       $   .10      $  (.20)
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in
     accounting principle(2) ....................................          --      $   .56      $   .54       $   .10      $  (.20)
Cumulative effect of a change in accounting principle(2) ........          --           --      $  (.08)           --           --
Net income(loss)(2) .............................................          --      $   .56      $   .46       $   .10      $  (.20)
Pro forma net income (loss)(1)(2) ...............................          --      $   .54      $   .46       $   .10      $  (.20)
Weighted average shares outstanding:
Basic(2) ........................................................          --        5,935        7,615         6,906        6,293
Diluted(2) ......................................................          --        6,051        7,718         6,906        6,293
BALANCE SHEET DATA AT YEAR END:
Total assets ....................................................      $7,969      $64,836      $71,502       $64,657      $64,204
Long-term debt including current maturities .....................      $4,649      $ 1,495      $ 2,920       $ 1,853      $ 2,214

(1) Pro forma adjusted to reflect a 39% income tax rate as if the Company were taxed for the entire year as a C Corporation for 1996 and 1997.
(2) The Company's initial public offering of stock was on February 11, 1997, accordingly, earnings per share and average share data are only provided for the years ended December 31, 1997, 1998, 1999 and 2000.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

A.  OVERVIEW

         The Company opened its first Dental Center in May 1992 and since then, has added 60 internally developed and 63 acquired Dental Centers net of consolidations. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of December 31, 2000, 114 Coast Dentists were employed by the Coast P.A., serving approximately 700,000 patients. In the near future, the Company plans to grow by utilizing existing excess capacity. Once the excess capacity is optimized, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have historically ranged from 65% to 76% of the Dental Centers' gross revenue, net of refunds and discounts. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists. For the period June 1, 1997, through January 31, 1999, the Company paid the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center it committed to open, in consideration for the Coast P.A.'s agreement to expand the Services and Support Agreements to include the new internally developed Dental Centers. Effective February 1, 1999, the Services and Support Agreements were modified to discontinue the payment of this fee, and the services and support fees were adjusted to 73% of the Dental Centers' gross revenue. The Audit Committee approved a further adjustment to the services and support fees beginning in January 1, 2000, to 67%. The service and support fees are expected to average between 66% and 72% over the next several years. See
Note 2 to the Financial Statements for further information.

RECENT DEVELOPMENTS

  Potential Recapitalization Abandoned

         Recently, an offer was presented to the Board of Directors to consider a potential recapitalization transaction, with a proposed corporate redemption of substantially all of the shares representing the unaffiliated public float. An independent committee of the Board ("independent committee") was formed to consider the offer. The offer was evaluated and given due consideration by the independent committee. The independent committee hired legal counsel and other advisors and negotiated terms in connection with the offer which, upon completion, would have provided a premium to current market value for these unaffiliated stockholders and it would have resulted in the Company going private.

         As of December 31, 2000, the Company had incurred approximately $127,000 related to this potential transaction. This amount is reflected in the prepaid expenses and other assets and other accrued expenses classifications on the Company's balance sheet at December 31, 2000.

         In late March 2001, this potential transaction was abandoned due to difficulties in obtaining financing necessary to consummate the potential transaction. The total cost incurred by the Company is expected to be approximately $800,000, including the amounts recorded on the balance sheet at December 31, 2000, and will be reflected as an expense of the Company during the first quarter of 2001.

  Managed Care Update

         During the latter part of 2000, the Coast P.A. began notifying managed care companies that it would continue to provide service to existing members but would not accept new members to the managed care roster (known as "panels") in any of the offices until re-negotiations had occurred. A thorough review of utilization data revealed that the majority of patient visits consisted of managed care patients, yet the fees earned in connection with this business were below that of discounted fee-for-service patients. This resulted in in-depth discussions with each of the managed care companies. In some cases, agreements were reached whereby the panels were reopened. In other situations, agreements could not be reached and the panels remain closed as discussions continue. At December 31, 2000, the panels had been reopened for two of the more significant managed care relationships.

         One managed care company chose to terminate the agreement with the Coast P.A. effective December 31, 2000, pending a written request from the Coast P.A. to renew the contract. Upon analysis of the existing business and the revenue and low margins associated with specific contracts, the Coast P.A. chose not to seek renewal. The loss of this portion of the business represents estimated annual gross revenue of approximately $7.5 million and net revenue of approximately $5.0 million. Management believes that higher margin revenues can, over time, be developed at the affected Dental Centers by focusing on other business opportunities within the current patient mix. Focus will be directed toward attracting fee-for-service, indemnity and PPO patients to the Dental Centers. Due to the discounting associated with managed care contracts, especially the terminated contract, management believes that the revenue can be replaced with a smaller number of patient visits. Management recognizes that the replacement of these patients will take time and is not assured and the loss of this contract represents a risk to near-term revenue, profitability and cash flow of the Company.

  New Dentist Equity Model

         Due to issues apparent in the dental practice management sector relative to maximizing dentists' long-term productivity and commitment to the success of such relationships, the Company has begun to structure with the Coast P.A., a proposed significant change in the overall Dental Center business model. During the first quarter of 2001, the Coast P.A., with the assistance of the Company, has developed a Dentist Equity Model (the "Model") whereby a dentist has the opportunity to acquire a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center, which opportunity was unavailable to a dentist under the current model. The purpose of this change in operating model is to provide affiliated dentists the opportunity to satisfy certain long-term career goals and thereby curtail the significant retention and motivational concern that the Coast P.A., and the industry in general, is facing. Dentist retention has been a concern for the Coast P.A., the Company, and the industry as a whole, in recent years. Hygienist retention, while once a point of concern as well, has been mitigated by a change in the compensation structure. Since the date of compensation structure conversion, hygienist retention and productivity has been at an all-time high for the Coast P.A.

         The Company's goal is to finalize arrangements with the Coast P.A. and commence the roll-out of the Model beginning in the second quarter of 2001. It is expected that certain assets of the Company and the Coast P.A., located at participating Dental Centers, would be sold in return for cash. The effect of the potential new relationships on the current Services and Support Agreements are currently under discussion. While the Company is excited about the prospects of moving forward on the Model, it is important to note that finalization of this general plan is subject to agreement by the Company, the Coast P.A. and the selected dentists as well as achieving a financing package for dentists to consummate each transaction. The number of Dental Centers that could be affected is unknown at this time. It is uncertain at this time what ultimate effect the Model would have, if implemented, on asset mix, liquidity or performance of the Company. The Company expects to incur substantial costs during the first and second quarters of 2001 for services provided in connection with certain business opportunities that arose or exist, including the development, structuring, execution and implementation of this Model. If the roll-out of the Model is successful, the Company expects to improve its liquidity and cash position as well as to create an environment where select Dentists with a meaningful ownership stake will have a more significant personal and financial interest in the productivity and success of the Dental Center.

  Cost Reduction Program Instituted

         In agreement with the Coast P.A., the Company has taken steps to reduce costs through reductions in staff, the elimination of duplicative and unnecessary positions and realignment of compensation structures. These steps were implemented late in 2000 and early in 2001. The effects of these cost reductions will begin to take effect in the latter part of the first quarter of 2001. The Company is going to evaluate future performance based on these reductions and, should the Coast P.A.'s production not falter as a result of these reductions, the Company should realize, from those reduced costs, a positive impact on financial performance.

  Nasdaq National Market Delisting Threatened

         On March 15, 2001, the Company received notification from NASDAQ that its stock had failed to meet the minimum market value of public float over the past 30 days. Under the rules, the Company has until June 13, 2001, to regain compliance or the Staff of the NASDAQ will provide the Company with written notification that its securities will be delisted. Absent meeting the criteria to maintain its listing, the Company has the option to apply for listing of its securities on the NASDAQ SmallCap Market if it satisfies the requirements for listing on that market or in the alternative listing its securities on the NASD's over-the-counter bulletin board. The Company will be evaluating its options relative to this notification, and will take actions undetermined as of this time, prior to June 13, 2001.

GROWTH INFORMATION

         The Company took a very significant step beginning in 1998, shifting from an acquisition model to a development model. At that time, management determined that it would go in a different direction, and a plan of opening internally developed Dental Centers from scratch was adopted. The Company has since placed less emphasis on acquiring Dental Centers. While the ramp-up of these brand new Dental Centers has been slower than anticipated, which has negatively impacted its financial performance, management is committed to this strategy and continues to believe it is the best long range strategy. Overall, the Company's acquired Dental Centers have averaged annualized gross revenue of $550,000 per Dental Center compared to $850,000 for the Company's mature internally developed Dental Centers (opened for more than sixty months). Only eleven (11) Dental Centers meet the characteristics of a mature Dental Center. Additionally, internally developed Dental Centers open between two (2) and three
(3) years average $500,000 per year in gross revenue; internally developed Dental Centers open between one (1) and two (2) years average $370,000 per year in gross revenue and internally developed Dental Centers open less than one (1) year average $113,000 per year in average gross revenue. The average annualized gross revenue for Dental Centers open three (3) years or less is $270,000 per year. Currently, the Company manages 61 internally developed Dental Centers less than 36 months old which exemplifies the internal growth opportunity associated with the de novo model with minimal additional capital investment. The Company believes that as a result of its cost effective growth, principally through the development model, cash position, and relatively debt free balance sheet, it is in the financial position to maintain a reduced level of external growth in 2001, and to achieve long term growth in a more cost effective and productive manner.

         The Company opened 25 internally developed Dental Centers in 1998 and 17 in 1999 in Florida, Georgia and Tennessee. The Company did not open any internally developed Dental Centers in 2000. The average cost to the Company of an internally developed Dental Center has been approximately $225,000, which includes the cost of equipment, leasehold improvements, working capital and in years prior to 1999, an agreed upon $50,000 payment (per Dental Center, see Note 2 to the Financial Statements) to the Coast P.A. to open the additional Dental Centers thus expanding the Services and Support Agreements to include the new internally developed Dental Centers. The Company anticipates opening a minimal number of new Dental Centers during 2001.

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

         The Company and Coast P.A. added no additional acquired Dental Centers during 2000.

         The Coast P.A. derives the majority of its revenue from a combination of sources, including fees paid by private patients, indemnity insurance reimbursements and capitation payments from managed care companies.

         The following table outlines the historical payor mix for the Coast P.A.'s revenue for the periods presented, which is not necessarily indicative of the Company's expected future performance (see Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments):

                                                      YEARS ENDED DECEMBER 31,
                                                    ----------------------------
                                                    1998        1999        2000
                                                    ----        ----        ----
Self-pay ...................................         31%         33%         25%
HMOs .......................................         50          55          57
Private insurers ...........................         18          12          18
Medicaid ...................................          0           1           0
                                                    ---         ---         ---
     Total .................................        100%        100%        100%
                                                    ===         ===         ===

B.  RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company's statements of operations for the years indicated. The performance of the Company during these years are not indicative of future financial results or conditions (See Management's Discussion and Analysis of Financial Condition and Results of Operations -- Recent Developments).

                                                                YEARS ENDED DECEMBER 31,
                                                             -----------------------------
                                                              1998        1999        2000
                                                             -----       -----       -----
Net revenue ...........................................      100.0%      100.0%      100.0%
Dental Center expenses:
     Staff salaries ...................................       32.7        37.6        42.0
     Dental supplies and lab fees .....................       14.2        15.6        18.4
     Advertising ......................................        5.9         6.6         4.0
     Rent .............................................       12.1        15.2        15.8
     Depreciation .....................................        3.6         5.5         6.8
     Other ............................................        2.9         2.9         3.4
                                                             -----       -----       -----
       Total Dental Center expenses ...................       71.4        83.5        90.4
                                                             -----       -----       -----
       Gross profit ...................................       28.6        16.5         9.6
General and administrative ............................        8.8        12.6        11.9
Development costs .....................................        5.3          --          --
Depreciation and amortization .........................        2.0         2.9         2.8
                                                             -----       -----       -----
     Operating profit .................................       12.5         1.0        (5.1)
Interest income, net ..................................        4.8         1.3         0.7
                                                             -----       -----       -----
Income before income tax expense (benefit) ............       17.3         2.3        (4.4)
Income tax expense (benefit) ..........................       2.52         0.9        (1.8)
                                                             -----       -----       -----
Income before cumulative effect of a change in
     accounting principle .............................       12.1         1.4        (2.6)
Cumulative effect of a change in accounting
     principle ........................................        1.9          --          --
                                                             -----       -----       -----
Net income ............................................       10.2%        1.4%       (2.6)%
                                                             =====       =====       =====

YEAR ENDED DECEMBER 31, 2000 COMPARED TO YEAR ENDED DECEMBER 31, 1999

         Net Revenue. Net revenue increased 2.8% from $44.6 million for the year ended December 31, 1999, to $45.8 million for the year ended December 31, 2000. Gross revenue increased 12.0% to approximately $68.4 million in 2000. The increase in revenue is attributable to management's focus on the improvement in productivity and the number of patient visits. Patient visits increased by 12.0% from 602,736 in 1999 to 674,920 in 2000. The difference in the percentages of increase for Net Revenue and Gross Revenue is due to the change in the management fee effective January 1, 2000. The Company and the Coast P.A. recognize that there is a downward pressure on the average patient transaction. This downward pressure has been created over time by an increased concentration of managed care patients and the drive by the Coast P.A. to provide service to a greater number of patients. To counteract this pressure, the Coast P.A. has begun to hold and continues to hold, discussions with managed care companies. The purpose of these discussions is to increase the revenue derived from managed care patients and to find the proper balance between these and other types of patients.

         Staff Salaries. Staff salaries increased 14.9% from $16.8 million for the year ended December 31, 1999, to $19.3 million for the year ended December 31, 2000. This increase in staff salaries was caused, in part, by annual increases and in part by an increase in Dental Center regional management and Dental Center staffing. During 1999, the Company introduced a new level of management. The Regional Vice President of Operations position was created midway through the year. As of December 31, 1999, three such positions had been filled. One for half the year and the remaining two for the fourth quarter. As of December 31, 1999, one such position was vacant. Early in 2000, the fourth position was filled and all four positions remained filled throughout 2000. While no new Dental Centers were added during 2000, the Company continued to staff existing Dental Centers in anticipation of increased patient visits. This additional staffing also contributed to the increased level of Dental Center salaries. However, in the last quarter of 2000 and early 2001, the Company reduced Dental Center staffing, which is expected to have a positive effect on the overall costs related to staffing in 2001.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 21.1%, from $7.0 million for the year ended December 31, 1999, to $8.4 million for the year ended December 31, 2000. This increase was caused by the increase in patient visits and dental services provided at the 124 Dental Centers. This increase is due, in part, to the introduction of new affiliated Dentists to the Coast Operating Model, as well as the addition of several new products to the formulary. The Company continuously strives to research and analyze new products as a means of providing the highest quality products and services to patients. Often times, these products carry a higher cost initially, however they generally tend to be more efficient and effective for the affiliated dentists and patients, respectively.

         Advertising. Advertising expense decreased 38.2% from $3.0 million for the year ended December 31, 1999, to $1.8 million for the year ended December 31, 2000. This decrease is due to the Company's decision, effective January 1, 2000, to curtail the use of television advertising as a means of attracting customers. The Company entered into the television advertising arena on a test basis during the third quarter of 1998 and on a company-wide basis during the fourth quarter of 1998. The television campaign remained in effect during all of 1999.

         Rent. Rent expense increased 6.9% from $6.8 million for the year ended December 31, 1999, to $7.2 million for the year ended December 31, 2000. This increase was caused primarily by the full year impact of the 11 acquired and 17 internally developed Dental Centers added in 1999. Minor amounts of increased rent have been incurred for relocated Dental Centers and Dental Centers where lease options have been accepted and additional space added to allow for expansion. The latter situation has only been executed for Dental Centers where the location is suitable to the business, growth is strongly anticipated, but the existing capacity is not adequate. Generally, these expansion situations relate to other, smaller Dental Centers.

         Depreciation. Depreciation expense at the Dental Centers increased 27.2% from $2.5 million for the year ended December 31, 1999, to $3.1 million for the year ended December 31, 2000. The increase was primarily associated with the full year depreciation impact from the 11 acquired and 17 internally developed Dental Centers added during 1999. In addition, a portion of the increase relates to additional equipment added to Dental Centers during 2000 to allow them to meet patient volume demands and additional equipment and leasehold improvements associated with relocation, expansions, and remodels during 2000. Generally, Dental Center consolidations require little or no additional capital expenditures when the remaining location is suitable to properly handle the increased patient volume.

         Other Expenses. Other expenses increased 22.3% from $1.3 million for the year ended December 31, 1999, to $1.6 million for the year ended December 31, 2000. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs associated with the growth of the business.

         General and Administrative Expenses. General and administrative expenses decreased 3.3% from $5.6 million for the year ended December 31, 1999, to $5.4 million for the year ended December 31, 2000. This decrease was due to the increased focus on corporate costs including administrative salaries, professional fees, rent and insurance costs. In addition, certain staff reductions were made during December 2000. The impact of these reductions is not expected until 2001. During 1999, the Company recognized certain one-time charges related to the resignation of certain officers which was included in general and administrative expenses. There was no such recognition in 2000. This also contributed to the decline from the year ended December 31, 1999.

         Depreciation and Amortization. Depreciation and amortization expenses decreased 0.9% from December 31, 1999. The cost approximated $1.3 million for both the year ended December 31, 1999, and December 31, 2000.

         Interest Income, Net. Interest income, net, decreased 48.2% from $0.6 million for the year ended December 31, 1999, to $0.3 million for the year ended December 31, 2000. This decrease was caused primarily by a decrease of the Company's invested cash balances. This decline was partially offset by a reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

         Income Taxes. Income taxes decreased 307.5% from the year ended December 31, 1999. For the year ended December 31, 1999, the Company incurred income tax expense of approximately $0.4 million compared to an income tax benefit of approximately $0.8 million for the year ended December 31, 2000. This decrease was primarily attributable to the reduced level of earnings by the Company during 2000 as compared to 1999. The effective tax rate increased from 37.4% for the year ended December 31, 1999, to 39.1% for the year ended December 31, 2000.

YEAR ENDED DECEMBER 31, 1999 COMPARED TO YEAR ENDED DECEMBER 31, 1998

         Net Revenue. Net revenue increased 29.1%, from $34.5 million for the year ended December 31, 1998, to $44.6 million for the year ended December 31, 1999. This increase was primarily due to the increase in net revenue attributable to the 54 comparable Dental Centers (Dental Centers that were open throughout the periods being compared), the 22 acquired Dental Centers in 1998, the 25 internally developed Dental Centers in 1998, the 11 acquired Dental Centers in 1999 (including the one consolidated acquired Dental Center) and the 17 internally developed Dental Centers in 1999. Increases in net revenue are primarily driven by increases in patient visits. Patient visits increased 35.2%, from 445,945 for the year ended December 31, 1998, to 602,736 for the year ended December 31, 1999.

         Staff Salaries. Staff salaries increased 48.3% from $11.3 million for the year ended December 31, 1998, to $16.8 million for the year ended December 31, 1999. This increase in staff salaries was primarily caused by an increase in Dental Center regional management and Dental Center staffing due to the addition of the 11 acquired and 17 internally developed Dental Centers. In addition, the second year impact of the 22 acquired and 25 internally developed Dental Centers opened in 1998 also contributed to the increase. While an internally developed Dental Center can operate with a relatively limited dental staff in the early stages of its development, the services of a dentist, dental hygienist, dental assistants and front desk manager are still necessary. As a result, staff salaries as a percentage of net revenue will typically be higher in the first six months of operation until patient visits increase. In addition, for acquired Dental Centers, staff salaries as a percentage of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency. Staff salaries include the compensation paid to regional management and administrative staff at each Dental Center, including dental assistants, office managers, sterilization technicians and front desk managers.

         Dental Supplies and Lab Fees. Dental supplies and lab fees increased 41.9%, from $4.9 million for the year ended December 31, 1998, to $7.0 million for the year ended December 31, 1999. This increase was caused by the increase in patient visits and dental services provided at the 130 Dental Centers. Dental supplies and lab fees as a percent of net revenue will typically be higher in the first three to six months following an acquisition as the Company implements the Coast Operating Model to increase productivity and efficiency.

         Advertising. Advertising expense increased 43.9% from $2.1 million for the year ended December 31, 1998, to $3.0 million for the year ended December 31, 1999. This increase was caused primarily by implementation of a more aggressive advertising program, including television, in markets where internally developed Dental Centers were open. The Company entered into the television advertising arena on a test basis during the third quarter of 1998 and on a company-wide basis during the fourth quarter of 1998. The television campaign remained in effect during all of 1999.

         Rent. Rent expense increased 62.1% from $4.2 million for the year ended December 31, 1998, to $6.8 million for the year ended December 31, 1999. This increase was caused primarily by the addition of the 11 acquired and 17 internally developed Dental Centers in 1999, as well as the full year impact of the 22 acquired and 25 internally developed Dental Centers in 1998.

         Depreciation. Depreciation expense at the Dental Centers increased 96.1% from $1.3 million for the year ended December 31, 1998, to $2.5 million for the year ended December 31, 1999. The increase was primarily associated with the increase in fixed assets from the 11 acquired and 17 internally developed Dental Centers and the increased depreciation in year two of the 22 acquired and 25 internally developed Dental centers added during 1998.

         Other Expenses. Other expenses increased 35.5% from $1.0 million for the year ended December 31, 1998, to $1.3 million for the year ended December 31, 1999. This increase was caused primarily by increases in insurance costs, credit card discounts and other costs associated with the growth of the business.

         General and Administrative Expenses. General and administrative expenses increased 84.0% from $3.1 million for the year ended December 31, 1998, to $5.6 million for the year ended December 31, 1999. This increase was caused primarily by the increase in corporate administrative salaries, professional fees, rent and insurance costs due to the growth of the Company. In addition, the Company incurred certain one time charges related to the resignation of certain officers of the Company, a change in the vacation policy for all employees and the write-off of costs associated with certain contemplated transactions which will not be consummated. General and administrative expenses primarily consist of expenses incurred at the corporate office.

         Development Costs. Development costs decreased $1.8 million for the year ended December 31, 1999, in comparison to the prior year. This decrease was caused by the recognition of all such costs in 1998, as per the Company's early adoption of AICPA Statement of Position No. 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5") effective January 1, 1998. SOP 98-5 requires all costs associated with the development of internally developed Dental Centers be expensed as incurred. See Notes 2 and 12 to the Financial Statements for further information.

         Depreciation and Amortization. Depreciation and amortization expenses increased 90.2% from $.7 million for the year ended December 31, 1998, to $1.3 million for the year ended December 31, 1999. This increase was caused primarily by the expansion of the corporate headquarters infrastructure and the amortization of Service and Support Agreements and other acquired intangible assets.

         Interest Income, Net. Interest income, net, decreased 63.6% from $1.6 million for the year ended December 31, 1998, to $.6 million for the year ended December 31, 1999. This decrease was caused primarily by a decrease of the Company's invested cash balances. This decline was partially offset by a reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

         Income Taxes. Income taxes decreased 78.1% from $1.8 million for the year ended December 31, 1998, to $.4 million for the year ended December 31, 1999. This decrease was primarily attributable to the reduced level of earnings by the Company during 1999 as compared to 1998. The effective tax rate increased from 28.7% for the year ended December 31, 1998 to 37.4% for the year ended December 31, 1999. The increase was primarily caused by the full year tax impact of certain permanent differences arriving from an acquisition during the latter part of 1998.

         Cumulative Effect of a Change in Accounting Principle. Development costs paid to Coast P.A., beginning in June 1997 related to the expansion of dental offices into new and existing markets. These costs had been accounted for as deferred development costs. In 1998, the Company adopted SOP 98-5, changed its accounting to charge such costs to expense as incurred, and recorded the cumulative effect on retained earnings as of January 1, 1998, of approximately $1.0 million ($.6 million net of tax). No such cumulative effect was required in 1999.

C.  LIQUIDITY AND CAPITAL RESOURCES

         At December 31, 2000, the Company had cash and cash equivalents of $2.5 million. The Company also had approximately $5.4 million in available-for-sale investments which are invested in tax-free instruments with interest rates ranging between 4.0% to 5.0%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed. Cash provided by operating activities for the year ended December 31, 2000, totaled $3.2 million.

         The Company has a revolving credit facility with Bank of America, N.A. d/b/a Nations Bank, N.A. f/k/a Barnett Bank of Florida, which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. The Credit Facility is a revolver, maturing November 4, 2002, with interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. The margin percentage, as well as certain performance covenants, are based upon funded debt to EBITDA ratios. As of December 31, 2000, the Company had drawn $1.0 million. At December 31, 2000, the Company was in compliance with all covenants associated with this facility. However, the funds available under the facility have significantly been reduced as a result of the Company's reduced cash position and recent performance. At December 31, 2000, the Company estimates that it could draw an additional $3.4 million on this facility and remain in compliance with required financial and performance covenants. The Company expects to reduce the amount of its facility in the near future to save on costs associated with maintaining the same.

         Available-for-sale securities are stated at fair value with unrealized gains and losses included in comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, if any, would be included in the Statement of Income. The cost of securities sold is based on the specific identification method. As of December 31, 2000, the investments are recorded at the fair market value with an unrealized loss of $132,779. At December 31, 2000, the Company's position in debt related securities had been completely eliminated. The remainder of the available for-sale portfolio consisted of equity securities which carry an inherent market value risk.

         During 2000, the Company incurred approximately $4.1 million in capital expenditures, primarily related to the renovation, relocation and consolidation of existing Dental Centers. The Company expects that capital expenditures during 2001 will approximate $1.0 million. As such, the Company expects that it will generate positive cash flow for the year.

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under Statement 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The company will adopt Statement 133 effective January 1, 2001. The adoption of Statement 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

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

         The Company added nine internally developed Dental Centers in 1997, 25 in 1998 and 17 in 1999 in Florida, Georgia and Tennessee, at an average cost of approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. See Note 2 to the Financial Statements for further information.

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

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company will repurchase for cash these shares in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program began promptly and will continue until such time as the Company has acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. The Company has canceled these shares. As of December 31, 2000, the Company has repurchased 1,331,800 shares for approximately $6.9 million. Additional repurchases of stock would further reduce cash levels.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers, repayment of certain debts and share repurchases, management believes that the combination of the funds expected to be available under the Company's current cash reserves, revolving line of credit and expected cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2001. Thereafter, it is anticipated by the Company that future acquisitions and expansion will be funded primarily with available cash on hand, expected cash flow from operations and anticipated borrowings under the revolving line of credit. Additionally, the Company could finance growth and future operations through other credit sources to the extent they become available, and where desirable or necessary, through funding from the sale of debt or equity securities to the extent such funding is available. Additionally, to the extent the Company's joint Dentist Equity Model initiative with the Coast P.A., is successful, significant additional cash could become available to the Company through the proceeds from the sale of certain of its assets at Dental Centers to Dentists and through payment of the Coast P.A. receivables by the Coast P.A. through its sale of certain Coast P.A. assets to the Dentists. However, there can be no assurance at this time that such initiative will be successful.

         In the event the Company continues to operate at losses and incurs negative future cash flows, the Company could face future liquidity and working capital problems which could adversely impact growth strategy and future operations. These problems could be enhanced in the event the Company is unable to utilize its credit facility, particularly given the improbability of achieving, in the foreseeable future, any or acceptable additional public financing and perhaps private financing, under current market and sector conditions.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operation, Section C. Liquidity and Capital Resources for further information.

         The Company has only a minimal amount of long-term debt, and expects to finance future capital needs through available capital, anticipated future earnings, if obtained, and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the year ended December 31, 2000, the Company earned investment income of approximately $276,000. If interest rates had been 1% lower than they were during the year, investment income would have been approximately $50,000 lower. The market risks associated with the investment portfolio exposure have not changed materially during the year.

               SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

         This Form 10-K annual report, press releases and certain information provided periodically in writing or orally by the Company's officers or its agents may contain statements which constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms "Coast Dental Services," "Company," "we," "our" and "us" refer to Coast Dental Services, Inc. The words "expect," "believe," "goal," "plan," "intend," "estimate" and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, particularly, "Management's Discussion and Analysis of Financial Condition and Results of Operations," and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

         (i) the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with the Company's growth strategy;

         (ii)     our anticipated future cash flows

         (iii)    our liquidity and capital resources;

         (iv)     our financing opportunities and plans;

         (v)      our future performance and operating results;

         (vi)     the Company's future management fee; and

         (vii) the potential effect of the introduction of the Dentist Equity Model.

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

         (iii) continued reductions in the Company's liquidity and working capital;

         (iv) any adverse effect or limitations caused by any governmental regulations or actions;

         (v) any continued losses, or any future ability to access current financing or to obtain acceptable financing, where desirable in the future, in connection with our operating plans;

         (vi)     any increased competition in business and in acquisitions;

         (vii) any negative results recognized with a change from the Company's previous principal supplier of dental products and supplies;

         (viii) any continued difficulty to successfully conduct our business in newer markets and concentrate in existing geographic markets;

         (ix) effect of reduced cash position and losses on our ability to access borrowings in current credit facility;

         (x) any adverse impacts on our revenue or operating margins due to the costs associated with increased growth at existing Dental Centers or from managed care business having lower margins;

         (xi) the continued relationship with and success of our professional association customers and their continued ability to grow in conjunction with our growth and the impact of such professional association compensation plan;

         (xii) expected future reduction of credit facility and current reduced accessibility to current facility;

         (xiii) any inability to meet or exceed analysts expectations in any future period;

         (xiv) any inability to achieve additional revenue or earnings from the internally developed Dental Centers or new or combined internally developed Dental Centers;

         (xv) any material decrease in the services and support fees negotiated between the audit committee and the Coast P.A.;

         (xvi) unanticipated costs and expenses resulting from our focus on internal efficiencies which impact margins;

         (xvii) any slow down in the number of patients or the services performed by Dentists which impacts revenue;

         (xviii) any material decrease in the number of Dentists available to service patients, would adversely affect productivity and impact overall revenue;

         (xix) resulting costs and any negatives incurred with implementing the Dental Equity Model;

         (xx) any inability of the Coast P.A. to incentivize, motivate, retain and attract dentists;

         (xxi) any future inability to substantially achieve the successful implementation of the Dental Equity Model;

         (xxii) the impact of the Coast P.A.'s revised compensation plan on the performance of the Coast P.A.;

         (xxiii) the combined decline of public market interest in the Company's business sector and the Company's stock;

         (xxiv) the likely loss of the Company's listing under the Nasdaq National Market;

         (xxv) general economic and market conditions and combined general downturn in economy;

         (xxvi) impact of recent loss of managed care business and any inability to replace with higher margin business; and

         (xxvii) inability to generate positive cash flows and continuation of or increased negative cash flow.

         (xxviii) the potential impact of negative market influences on the Company's portfolio of investments that are classified as held-for-sale;

         (xxix)   inability to improve dentist retention at the Coast P.A.

         (xxx)    continued decline of patient visits.

         We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

                           COAST DENTAL SERVICES, INC.
                          INDEX TO FINANCIAL STATEMENTS

                                                                            PAGE
                                                                            ----

Independent Auditors' Report........................................         23

Balance Sheets......................................................         24

Statements of Income (Loss) and Comprehensive Income (Loss).........         25

Statements of Stockholders' Equity..................................         26

Statements of Cash Flows............................................         27

Notes to Financial Statements.......................................         28

INDEPENDENT AUDITORS' REPORT

Coast Dental Services, Inc.
Board of Directors

We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the "Company") as of December 31, 1999 and 2000, and the related statements of income (loss) and comprehensive income (loss), stockholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such financial statements present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 1999 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 2, 2001
  (March 15, 2001 as to Note 12)

                           COAST DENTAL SERVICES, INC.
                                 BALANCE SHEETS

                                                                                                    DECEMBER 31,
                                                                                               1999              2000
                                                                                           ------------      ------------

                                                           ASSETS

Current assets:
     Cash and cash equivalents ......................................................      $  1,019,618      $  2,453,614
     Available-for-sale investments .................................................         8,126,505         5,353,381
     Management fee receivable from Coast P.A .......................................         9,864,060        10,451,761
     Note receivable from Coast P.A., non-interest bearing ..........................           529,218           229,218
     Supplies, inventory and small tools ............................................         3,596,614         3,793,409
     Prepaid expenses and other assets ..............................................           539,008           705,957
     Deferred tax asset .............................................................                --           184,655
                                                                                           ------------      ------------
        Total current assets ........................................................        23,675,023        23,171,995
Property and equipment, net .........................................................        20,657,147        21,082,037
Non-compete agreements, net of amortization $455,558
     and $579,030, respectively .....................................................           687,487           532,220
Dental services agreements, net of amortization of $1,438,161
     and $2,211,156, respectively ...................................................        17,791,326        17,143,459
Other assets ........................................................................         1,846,113         2,274,481
                                                                                           ------------      ------------
     Total assets ...................................................................      $ 64,657,096      $ 64,204,192
                                                                                           ============      ============

                                          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ...............................................................      $  2,105,807      $  3,014,053
     Other accrued expenses .........................................................         1,524,474         1,519,153
     Current maturities of debt and capital lease obligations .......................           642,029         1,863,495
                                                                                           ------------      ------------
        Total current liabilities ...................................................         4,272,310         6,396,701
Long-term debt and capital lease obligations, excluding current maturities ..........         1,211,086           350,065
Deferred tax liability ..............................................................           180,092                --
                                                                                           ------------      ------------

        Total liabilities ...........................................................         5,663,488         6,746,766
                                                                                           ------------      ------------
Commitments and Contingencies
Stockholders' equity:
     Preferred stock, $.001 par value; 2,000,000 shares authorized,
        none issued .................................................................                --                --
     Common stock, $.001 par value; 50,000,000 share authorized,
        6,402,958 and 6,289,958 shares issued and 6,399,384 and
        6,286,384 shares outstanding, respectively ..................................             6,404             6,291
     Additional paid-in capital .....................................................        54,427,749        54,991,320
     Retained earnings ..............................................................         6,195,430         4,926,261
     Unrealized loss on securities held for sale ....................................          (106,393)          (82,323)
                                                                                           ------------      ------------
                                                                                             60,523,190        59,841,549
        Less: Stock option receivable from Coast P.A ................................        (1,440,833)       (2,295,374)
              Treasury stock, 3,574 and 3,574 shares, respectively ..................           (88,749)          (88,749)
                                                                                           ------------      ------------
        Total stockholders' equity ..................................................        58,993,608        57,457,426
                                                                                           ------------      ------------
        Total liabilities and stockholders' equity ..................................      $ 64,657,096      $ 64,204,192
                                                                                           ============      ============

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
          STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

                                                                              YEARS ENDED DECEMBER 31,
                                                                  ------------------------------------------------
                                                                      1998              1999              2000
                                                                  ------------      ------------      ------------

Net revenue ................................................      $ 34,539,837      $ 44,597,715      $ 45,825,978
                                                                  ------------      ------------      ------------
Dental Center expenses:
     Staff salaries ........................................        11,302,530        16,762,218        19,251,805
     Dental supplies and lab fees ..........................         4,915,558         6,975,182         8,449,766
     Advertising ...........................................         2,053,969         2,955,959         1,826,490
     Rent ..................................................         4,179,571         6,775,521         7,244,695
     Depreciation ..........................................         1,258,212         2,466,744         3,137,217
     Other .................................................           950,695         1,288,417         1,576,126
                                                                  ------------      ------------      ------------
       Total Dental Center expenses ........................        24,660,535        37,224,041        41,486,099
                                                                  ------------      ------------      ------------
     Gross profit ..........................................         9,879,302         7,373,674         4,339,879
General and administrative expenses ........................         3,056,477         5,622,786         5,435,995
Development costs ..........................................         1,821,515                --                --
Depreciation and amortization ..............................           683,950         1,300,690         1,289,645
                                                                  ------------      ------------      ------------
     Operating profit (loss) ...............................         4,317,360           450,198        (2,385,761)
Interest income, net .......................................         1,643,754           597,605           309,504
                                                                  ------------      ------------      ------------
Income (loss) before income tax expense (benefit) ..........         5,961,114         1,047,803        (2,076,257)
Income tax expense (benefit) ...............................         1,789,857           391,478          (812,317)
                                                                  ------------      ------------      ------------
Income (loss) before cumulative effect of a change in
     accounting principle ..................................         4,171,257           656,325        (1,263,940)
                                                                  ------------      ------------      ------------
Cumulative effect of a change in accounting principle,
     net of income tax benefit of $382,403 .................           633,813                --                --
                                                                  ------------      ------------      ------------
Net income (loss) ..........................................         3,537,444           656,325        (1,263,940)
                                                                  ------------      ------------      ------------

Unrealized (loss)/gain on available-for-sale investments ...                --          (106,393)           24,070
                                                                  ------------      ------------      ------------
Comprehensive income (loss) ................................      $  3,537,444      $    549,932      $ (1,239,870)
                                                                  ============      ============      ============

Basic earnings (loss) per share:
Income (loss) before cumulative effect of a change in
     accounting principle ..................................      $        .55      $        .10      $       (.20)
Cumulative effect of a change in accounting principle ......              (.08)               --                --
                                                                  ------------      ------------      ------------
Net income (loss) ..........................................      $        .47      $        .10      $       (.20)
                                                                  ============      ============      ============

Diluted earnings (loss) per share:
Income (loss) before cumulative effect of a change in
     accounting principle ..................................      $        .54      $        .10      $       (.20)
Cumulative effect of a change in accounting principle ......              (.08)               --                --
                                                                  ------------      ------------      ------------
Net income (loss) ..........................................      $        .46      $        .10      $       (.20)
                                                                  ============      ============      ============
Weighted average number of shares outstanding:
     Basic .................................................         7,615,324         6,906,163         6,292,832
                                                                  ============      ============      ============
     Diluted ...............................................         7,718,198         6,906,163         6,292,832
                                                                  ============      ============      ============

                       See Notes to Financial Statements.

                          COAST DENTAL SERVICES, INC.
                       STATEMENTS OF STOCKHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 1998, 1999 AND 2000

                                                                                           UNREALIZED
                                                                                         GAIN/(LOSS) ON                    TOTAL
                                     COMMON   ADDITIONAL PAID-    RETAINED     TREASURY  SECURITIES HELD STOCK OPTION  STOCKHOLDERS'
                                     STOCK       IN CAPITAL       EARNINGS      STOCK        FOR SALE     RECEIVABLE      EQUITY
                                    --------  ----------------  ------------  ---------- --------------- ------------  ------------
Balance on December 31, 1997 .....  $  7,606    $ 59,023,290    $  3,065,953  $   (2,400)  $        --   $   (701,861) $ 61,392,588
Issuance of common stock upon
exercise of options ..............        16         136,069              --          --            --             --       136,085
Income tax benefit relating
to stock options exercised .......        --         109,608              --          --            --             --       109,608
Issuance of stock options to Coast
    P.A ..........................        --         728,067              --          --            --       (728,067)           --
Net income for the year ended
    December 31, 1998 ............        --              --       3,537,444          --            --             --     3,537,444
Purchase of common stock .........        --              --              --     (86,349)           --             --       (86,349)
                                    --------    ------------    ------------  ----------    ----------   ------------  ------------
Balance on December 31, 1998 .....     7,622      59,997,034       6,603,397     (88,749)           --     (1,429,928)   65,089,376
Issuance of common stock upon
    exercise of options ..........         1           6,127              --          --            --             --         6,128
Issuance of stock options to
    Coast P.A ....................        --          10,905              --          --            --        (10,905)           --
Loss on securities held for
    sale .........................        --              --              --          --      (106,393)            --      (106,393)
Purchase and retirement of
    common stock .................    (1,219)     (5,586,317)     (1,064,292)         --            --             --    (6,651,828)
Net income for the year ended
    December 31, 1999 ............                                   656,325                                                656,325
                                    --------    ------------    ------------  ----------    ----------   ------------    ----------
Balance on December 31, 1999 .....     6,404      54,427,749       6,195,430     (88,749)     (106,393)    (1,440,833)   58,993,608
Issuance of stock options to Coast
     P.A .........................        --         854,541              --          --            --       (854,541)           --
Gain on securities held for
     sale ........................        --              --              --          --        24,070             --        24,070
Purchase and retirement of
     common stock ................      (113)       (290,970)         (5,229)         --            --             --      (296,312)
Net loss for the year ended
     December 31, 2000 ...........        --              --      (1,263,940)         --            --             --    (1,263,940)
                                    --------    ------------    ------------  ----------    ----------   ------------  ------------
Balance on December 31, 2000 .....  $  6,291    $ 54,991,320    $  4,926,261  $  (88,749)   $  (82,323)  $ (2,295,374) $ 57,457,426
                                    ========    ============    ============  ==========    ==========   ============  ============

                       See Notes to Financial Statements.

                           COAST DENTAL SERVICES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                               YEARS ENDED DECEMBER 31,
                                                                     --------------------------------------------
                                                                         1998            1999            2000
                                                                     ------------    ------------    ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) ............................................    $  3,537,444    $    656,325    $ (1,263,940)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities:
     Cumulative effect of a change in accounting principle ......         633,813              --              --
     Depreciation ...............................................       1,411,313       2,760,182       3,530,394
     Amortization ...............................................         523,399       1,007,252         896,468
     Other ......................................................              --        (148,750)        196,895
     Deferred income tax (benefit) expense ......................        (737,613)        740,963        (364,747)
   Changes in operating assets and liabilities:
     Increase in management receivable from Coast P.A............      (2,817,850)     (4,629,025)       (587,701)
     (Increase) decrease in note receivable from Coast P.A.......        (529,218)             --         300,000
     Increase in supplies inventory and small tools .............      (1,681,683)     (1,115,062)       (196,795)
     (Increase) decrease in prepaid expenses and other assets ...        (828,618)        557,863        (166,949)
     Increase in accounts payable and other accrued expenses ....       1,849,156         137,645         902,926
                                                                     ------------    ------------    ------------
       NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ......       1,360,143         (32,607)      3,246,551
                                                                     ------------    ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures .........................................     (10,620,879)     (6,976,021)     (4,128,110)
   Acquired assets, including intangible assets .................     (11,084,263)     (2,791,688)        (93,334)
   Purchase of available-for-sale investments ...................     (13,785,320)    (20,000,000)       (276,726)
   Sale of available-for-sale investments .......................                      25,552,422       3,049,850
   Increase in other assets .....................................        (106,020)       (601,939)       (428,367)
                                                                     ------------    ------------    ------------
       NET CASH USED IN INVESTING ACTIVITIES ....................     (35,596,482)     (4,817,226)     (1,876,687)
                                                                     ------------    ------------    ------------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from exercise of stock options ......................         136,085           6,128              --
   Purchase of treasury stock ...................................         (86,349)     (6,651,828)       (296,312)
   Proceeds from long term debt .................................       2,295,500         374,333       1,000,000
   Payments on long term debt ...................................        (630,273)     (1,359,484)       (596,807)
   Retirement of notes payable ..................................        (141,400)             --              --
   Payments on capital leases ...................................         (99,017)        (81,496)        (42,749)
                                                                     ------------    ------------    ------------
       NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ......       1,474,546      (7,712,347)         64,132
                                                                     ------------    ------------    ------------
       (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS .........     (32,761,793)    (12,562,180)      1,433,996
   Cash and cash equivalents at beginning of period .............      46,343,591      13,581,798       1,019,618
                                                                     ------------    ------------    ------------
   Cash and cash equivalents at end of period ...................    $ 13,581,798    $  1,019,618    $  2,453,614
                                                                     ============    ============    ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
   Cash paid for interest .......................................    $    116,970    $    183,941    $    113,242
   Cash paid (received) for income tax ..........................    $  2,427,200    $    540,080    $   (756,732)
   Non-cash stock option receivable from Coast P.A...............    $    728,067    $     10,905    $    854,541

                       See Notes to Financial Statements.

                           COAST DENTAL SERVICES, INC.
                          NOTES TO FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS

         Coast Dental Services, Inc. (the "Company"), a Delaware corporation, provides practice management services to the Coast Florida, P.A. and Coast Dental Services, P.A. (collectively, the "Florida P.A."), Coast Dental of Georgia, P.C. ("Coast Georgia P.A."), Coast Dental Services of Tennessee, P.C. ("Coast Tennessee P.A.") and Adam Diasti, D.D.S. & Associates, P.C. ("Coast Virginia P.A.") (collectively, the "Coast P.A."). The Company has entered into a services and support agreement with each entity included in the Coast P.A. (the "Services and Support Agreements") whereby the Company provides certain management support services to the Coast P.A. in return for a services and support fee. The Coast P.A. employs Dentists and dental hygienists and provides all of the dental services to patients. At December 31, 2000, the Company operated 124 dental centers in Florida, Georgia, Tennessee and Virginia.

         The Company provides administrative and technical support for professional services rendered by the dental professionals under its Services and Support Agreements and receives management fees from the Coast P.A. The Company does not employ Dentists and hygienists and, accordingly, "Dental Center-Staff Salaries" presented on the face of the Statements of Income (Loss) do not include the salaries of dentists and hygienists. The fee is equal to a defined percentage of gross patient revenue, net of refunds and discounts, ranging from 66% to 72% effective January 1, 2000. The costs incurred by the Coast P.A. include primarily salaries and benefits of dentists and hygienists, interest and bad debts.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Basis of Presentation. The accompanying financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in, or control the activities of, the Coast P.A. Accordingly, the financial statements of the Coast P.A. are not consolidated with those of the Company.

         Cash Equivalents. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

         Available-for-Sale Investments. The short-term investments owned by the Company are comprised of available-for-sale tax free municipal bonds with effective yields ranging from 4.0% to 5.0%. Available-for-sale securities are stated at fair value with unrealized gains and losses included in comprehensive income. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income. Realized gains and losses, if any, would be included in the Statement of Income (Loss). The cost of securities sold is based on the specific identification method. As of December 31, 1999 and 2000, respectively, the investments are recorded at the fair market value with an unrealized loss of $171,602 and $132,779, respectively. Proceeds from the sale of available-for-sale investment securities during 1999 and 2000 were $25,500,000 and $3,050,000, respectively. Gross realized losses of $16,000 and $38,000 for 1999 and 2000, respectively were realized on these sales. All of the debt investments matured during the year 2000.

         Comprehensive Income (Loss). During fiscal 1998, the Company adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income ("Statement 130"). Statement 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income
(loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Statement 130 requires that the Company's change in unrealized gains and losses on equity securities available for sale be included in comprehensive income (loss). The unrealized gain on securities available for sale is shown net of tax effect of $50,456 for the year ended December 31, 2000. The unrealized loss on securities available for sale is shown net of tax benefit of $65,209 for the year ended December 31,1999. The adoption of Statement 130 had no impact on the Company's net income or stockholders' equity in fiscal 1998.

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

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

         Software Development Costs. Software costs that are incurred in the preliminary project stage are expensed as incurred. Costs to develop internal use computer software during the application development stage are capitalized under a fixed-asset model, as long as those costs meet certain predefined characteristics. Training and maintenance costs incurred during the post-implementation operating stage are expensed as incurred.

         Deferred Development Costs. Development costs paid to Coast P.A. beginning in June 1997 related to the expansion of Dental Offices into new and existing markets were accounted for as deferred development costs and included in other assets. In 1998, the Company adopted AICPA Statement of Position 98-5, Reporting on the Costs of Start-Up Activities ("SOP 98-5"), and changed its accounting to charge such costs to expense as incurred, and recorded the cumulative effect on retained earnings as of January 1, 1998, of approximately $1.0 million ($.6 million net of tax). The effect of adopting SOP 98-5 was to decrease net income for 1998 by approximately $1.1 million ($.14 per diluted share). Effective January 31, 1999, the Company and Coast P.A. discontinued this form of compensation. Any other development costs are expensed as incurred.

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

         Relationship with the Coast P.A. and the Coast Dentists. The Company receives fees for services provided to the Coast P.A. under its Services and Support Agreements, but does not employ dentists or hygienists or control the practices of the Coast Dentists. The Company's revenue is dependent on revenue generated by the Coast Dentists and, therefore, effective and continued performance of the Coast Dentists during the term of the Services and Support Agreements is essential to the Company's long term success. Under the Services and Support Agreements, the Company receives a monthly fee from the Coast P.A., ranging from 66% to 72% effective January 1, 2000, of the Dental Centers' gross revenue, net of refunds and discounts. The Company pays all of the operating and nonoperating expenses incurred at the Dental Centers, except for the salaries and benefits of the Coast Dentists and hygienists.

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

         Stock-Based Compensation. The Company has elected to continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and has disclosed in the financial statements the effects as if the recognition provisions of Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation ("Statement 123"), were adopted. The Company has not adopted the recognition provisions of Statement 123. The Company has adopted the recognition provisions of Statement 123 for the Affiliated Professionals Stock Option Plan for the Coast P.A. The Company recognizes a stock option receivable from the Coast P.A. when the Coast P.A. purchases stock options at fair value and the Coast P.A. recognizes the compensation expense.

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

         Earnings Per Common Share. The basic earnings per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period. The diluted earnings per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of December 31, 1999 and 2000, the weighted average number of common shares are the same for both the basic and diluted per share computation because inclusion of common stock equivalents would have been anti-dilutive.

         Impairment of Long-Lived Assets -- Periodically, the Company evaluates the recoverability of the net carrying value of its property and equipment and its intangible assets by comparing the carrying values to the estimated future discounted cash flows. A deficiency in these cash flows relative to the carrying amounts is an indication of the need for a write-down due to impairment. The impairment write-down would be the difference between the carrying amounts and the fair value of these assets. A loss on impairment would be recognized by a charge to earnings.

         New Accounting Standards. Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under Statement 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company will adopt Statement 133 effective January 1, 2001. The adoption of Statement 133 will not have a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities Exchange Commission ("SEC") issued Staff Accounting Bulletin 101, Revenue Recognition in Financial Statements ("SAB 101"). SAB 101, as amended, provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Conformity of the Company's income recognition policy with SAB 101 in 2000 did not have a material effect on the financial position, results of operations, or cash flows of the Company.

NOTE 3 - NET REVENUE

         The Company has 40-year evergreen dental services agreements with the Coast P.A. whereby the Company receives fees for services provided to the Coast P.A. Net revenue represents the aggregate fees charged to the Coast P.A. under the agreements during the year. Patient Service Revenue earned at the Dental Centers is recorded by the Coast P.A. at established rates net of refunds and adjustments. The costs incurred by the Coast P.A. include primarily dentists and hygienist salaries, (see Note 1). All arrangements for fees to date have been agreed between the principal and sole owner of the Coast P.A., Dr. Adam Diasti (who is also a major stockholder and the President of the Company), and the Chief Executive Officer of the Company, Terek Diasti, and approved by the Audit Committee. The factors considered in setting those fees included the Company's evaluation of the services it provides, the costs incurred by the Company in connection with providing the services and the Company's negotiated return, balanced against the Coast P.A.'s requirement for a retained amount which ensured its financial viability, contemplated an anticipated long-term relationship with the Company and reflected the future business opportunity related thereto.

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

         Only the fees earned by the Company for its services to the Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. Neither the Coast P.A. nor any of the amounts retained by the Coast P.A. are reflected in the financial statements of the Company. Effective June 1997, the Company agreed to pay the Coast P.A. the sum of $50,000 in connection with each internally developed Dental Center opened as inducement to the Coast P.A. to extend the Services and Support Agreements as each internally developed Dental Center is opened. Effective January 31,1999, this form of compensation was discontinued. Any future changes to the Services and Support Agreements and the related fees must be approved in advance by the independent outside directors of the Company's Audit Committee. See Note 2 for further information.

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

         The amount allocated to the Coast P.A., on the other hand, is limited to the value of the patient files and an amount representing the estimated value of the Coast P.A.'s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Center. After a determination of the value of the tangible assets and identifiable intangible assets acquired, the total remaining purchase price representing unidentifiable intangible assets will also be allocated to the Company and the Coast P.A. (value of the Services and Support Agreements attributable to the Dental Center). All but one of the acquisitions were purchases of assets and the operating results of the Company only include the effects of operations of the acquired Dental Centers from the date of acquisition.

         During 1998, the Company and the Coast P.A. added 22 acquired Dental Centers located in Florida and Tennessee. The Company's portion of the purchase price for these 22 acquired Dental Centers was $9.2 million, consisting primarily of $6.9 million in cash and $2.3 million in promissory notes. Had these acquisitions occurred at the beginning of 1998, the additional net revenue earned by the Company would have been $5.2 million (unaudited) for 1998.

         During 1999, the Company and the Coast P.A. added 11 acquired Dental Centers located in Virginia. The Company's portion of the purchase price for these 11 acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Had these acquisitions occurred at the beginning of 1998, the additional net revenue earned by the Company would have been $1.0 million (unaudited), and $0.4 million (unaudited) for 1998 and 1999, respectively.

         The effect on net income and earnings per share, had all acquisitions occurred on January 1, 1998, would have been insignificant for all periods presented.

         During 2000, the Company and the Coast P.A. added no additional acquired or internally developed Dental Centers.

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 5 - PROPERTY AND EQUIPMENT

         The Company's property and equipment consists of the following:

                                                                         DECEMBER 31,
                                                                ------------------------------
                                                                    1999              2000
                                                                ------------      ------------

                  Furniture, fixtures and equipment ......      $ 14,856,175      $ 16,804,644
                  Leasehold improvements .................        10,724,163        12,263,670
                  Leased equipment .......................           300,387           300,387
                                                                ------------      ------------
                                                                  25,880,725        29,368,701
                       Less accumulated depreciation .....        (5,226,021)       (8,656,887)
                                                                ------------      ------------
                                                                  20,654,704        20,711,814
                  Construction in progress ...............             2,443           370,223
                                                                ------------      ------------
                       Total .............................      $ 20,657,147      $ 21,082,037
                                                                ============      ============

         Depreciation expense was $1,411,313, $2,760,182, and $3,530,394 for the years ended December 31, 1998, 1999, and 2000, respectively. Leased equipment was fully depreciated at December 31, 1999 and 2000.

NOTE 6 - LONG-TERM DEBT AND CAPITAL LEASES

The Company's long-term debt consists of the following:

                                                                                              DECEMBER 31,
                                                                                     ------------------------------
                                                                                         1999              2000
                                                                                     ------------      ------------
         Notes payable issued in connection with various acquisitions with varying installments at interest rates ranging
              from 8.0% to 9.0% ...............................................      $  1,797,800      $  1,200,994
         Revolving line of credit, maturing November 4, 2002 with interest
              payable monthly tied to LIBOR ...................................                --         1,000,000
                                                                                     ------------      ------------

         Total long term debt .................................................      $  1,797,800      $  2,200,994
                                                                                     ------------      ------------

         Less current maturities ..............................................          (599,281)       (1,850,929)
                                                                                     ------------      ------------

         Long-term debt, excluding current maturities .........................      $  1,198,519      $    350,065
                                                                                     ============      ============

         The Company has a revolving credit facility with a bank which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. At December 31, 2000, the Company had borrowed $1.0 million against this facility. Interest on the outstanding balance accrues at LIBOR plus a margin percentage. The margin percentage varies between 1.25% and 1.75% based upon funded debt to EBITDA ratios. At December 31, 2000, the applicable rate was 8.053%. The Company's credit facility contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage, total debt to capital and debt to EBITDA. At December 31, 2000, the Company was in compliance with all covenants related to the facility. The facility restricts the Company's ability to declare or pay cash dividends on its common stock.

The Company's capital lease obligations are as follows:

                                                                                                    DECEMBER 31,
                                                                                               ----------------------
                                                                                                 1999          2000
                                                                                               --------      --------

         Capital lease obligations, at varying interest rates of imputed interest
                  From 15% to 21%, collateralized by fully amortized lease
                  Equipment .............................................................      $ 55,315      $ 12,567

         Less current portion ...........................................................       (42,748)      (12,567)
                                                                                               --------      --------
         Capital lease obligations, net of current portion ..............................      $ 12,567      $     --
                                                                                               ========      ========

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

Scheduled payments on capital lease obligations and maturities of long-term debt as of December 31, 2000 are as follows:

                                          CAPITAL LEASE   LONG-TERM
                                          OBLIGATIONS        DEBT
                                            --------      ----------
                  2001 ...............      $ 12,567      $1,850,929
                  2002 ...............            --         262,663
                  2003 ...............            --          87,402
                                            --------      ----------
                  Total ..............      $ 12,567      $2,200,994
                                            ========      ==========

NOTE 7 - INCOME TAXES

         For the years ended December 31, 1998, 1999 and 2000, respectively, the provision (benefit) for income taxes consisted of the following:

                                                                            1998           1999           2000
                                                                         -----------    -----------    -----------
         Current:
              Federal ...............................................    $ 1,813,254    $  (345,179)   $  (421,162)
              State .................................................        331,813         (4,306)       (26,408)
                                                                         -----------    -----------    -----------
                 Total current income tax expense (benefit) .........      2,145,067       (349,485)      (447,570)
                                                                         -----------    -----------    -----------
         Deferred:
              Federal ...............................................       (629,803)       606,330       (287,792)
              State .................................................       (107,810)       134,633        (76,955)
                                                                         -----------    -----------    -----------
                 Total deferred income tax expense (benefit) ........       (737,613)       740,963       (364,747)
                                                                         -----------    -----------    -----------

         Tax effect of tax benefit allocated to cumulative
              effect of a change in accounting principle ............        382,403             --             --
                                                                         -----------    -----------    -----------
              Total current and deferred - actual ...................    $ 1,789,857    $   391,478    $  (812,317)
                                                                         ===========    ===========    ===========

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

The components of deferred tax assets (liabilities) as of December 31, 1999 and 2000, respectively, are as follows:

                                                                                            DECEMBER 31,
                                                                                    ----------------------------
                                                                                       1999             2000
                                                                                    -----------      -----------

                  Deferred tax asset:
                       State taxes ...........................................      $    17,903      $    80,294
                       Minimum tax credit ....................................          114,960          515,383
                       Other accrued expenses ................................          495,138          518,631
                                                                                    -----------      -----------
                          Total deferred tax asset ...........................          628,001        1,114,308


                  Deferred tax liability:
                       Basis difference in fixed assets and intangibles ......         (808,093)        (929,653)
                                                                                    -----------      -----------
                          Net deferred tax (liability) asset .................      $  (180,092)     $   184,655
                                                                                    ===========      ===========

         A reconciliation of the statutory federal income tax rate to the Company's effective income tax rate as of December 31, 1998, 1999 and 2000, respectively, is as follows:

                                                                                DECEMBER 31,
                                                                         --------------------------
                                                                          1998      1999      2000
                                                                         ------    ------    ------

         Statutory federal rate .....................................     34.00%    34.00%    34.00%
         State income taxes, net of federal income tax benefit ......      3.02      8.21      3.29
         Tax exempt interest ........................................     (7.03)   (16.06)     5.06
         Non deductible goodwill ....................................        --      7.28     (2.69)
         Miscellaneous ..............................................     (1.25)     3.93     (0.54)
                                                                         ------    ------    ------
         Effective tax rate .........................................     28.74%    37.36%    39.12%
                                                                         ======    ======    ======

NOTE 8 - RELATED PARTY TRANSACTIONS

         The Company periodically advances funds to/from the majority stockholders and the Coast P.A. The Coast P.A. is wholly-owned by a majority stockholder and director of the Company. See Notes 1 and 3 for a further description of the relationship with the Coast P.A. Advances to and from the majority stockholders are insignificant at the balance sheet dates. These advances to and from the Coast P.A. are reflected on the balance sheets as note receivable from Coast P.A. for $.5 and $.2 million at December 31, 1999, and 2000, respectively. Notes receivable are non-interest bearing and are due upon demand. The Company has recorded a receivable from the Coast P.A. in the amount of $1,440,833 and $2,295,374 as of December 31, 1999, and 2000, respectively, in accordance with the Affiliated Professionals Stock Plan. See Note 10 for a further description of the plan.

         As of December 31, 2000, the balance of the management fee receivable from the Coast P.A. was approximately $10.5 million. This amount is directly attributable to patient revenues earned by the Coast P.A. for which the Company is due its management fee ranging from 66% to 72% effective January 1, 2000. In addition, the Company has paid certain expenses on behalf of the Coast P.A. The management fee receivable is unsecured and represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should a Coast P.A. be unable to pay its debts.

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

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

         During 2000, the Company acquired certain dental supplies and equipment from a company principally owned by a majority shareholder and former employee of the Company. Additionally, current directors and certain executive officers of the Company own minority interests in the supply company. The total amount paid for these products during 2000 was $89,000. It has always been the Company's intent to enter relationships whereby the highest quality goods and services can be obtained at the lowest possible price. This relationship will be evaluated using this same criteria.

NOTE 9 - COMMITMENTS AND CONTINGENCIES

         The Company primarily leases space for operation of its Dental Centers under non-cancelable operating leases, for generally a five to seven year term with renewal options. Rental expense for the years ended December 31, 1998, 1999, and 2000, was $4.2 million, $6.8 million and $7.2 million, respectively.

         Future minimum payments under non-cancelable leases are as follows:

                                                      FUTURE MINIMUM
                                                         PAYMENTS
                  YEARS ENDED DECEMBER 31,
                  ------------------------            --------------

                  2001 .........................        $ 3,860,261
                  2002 .........................          3,501,647
                  2003 .........................          2,344,623
                  2004 .........................            934,823
                  2005 .........................            426,939
                  Thereafter ...................            605,862
                                                        -----------
                       Total ...................        $11,674,155
                                                        ===========

         The Company has entered into employment agreements with five of its officers, two of whom are the largest stockholders of the Company and together own a majority of the Company's common stock. The terms of the agreements are from three to five years.

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

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

         The following tables summarize the stock option transactions for the Affiliated Professionals Plan and the Incentive Plan for the three years ended December 31, 2000:

PROFESSIONALS PLAN:

                                                                             WEIGHTED
                                            NUMBER OF                        AVERAGE
                                             SHARES     RANGE PER SHARE   EXERCISE PRICE
                                            ---------   ----------------  --------------

Outstanding as of December 31, 1997 ....     265,775     $ 8.00 - $29.75     $  12.13
     Granted ...........................     121,467     $9.875 - $27.25        14.96
     Exercised .........................      (8,831)    $ 8.00 - $12.25         8.18
                                            --------
Outstanding as of December 31, 1998 ....     378,411     $ 8.00 - $29.75        14.13
     Granted ...........................     153,013     $ 3.25 - $ 9.75         5.60
                                            --------
Outstanding as of December 31, 1999 ....     531,424     $ 3.25 - $29.75         9.54
     Granted ...........................     388,641     $ 1.75 - $2.438         2.13
     Forfeited .........................    (372,940)    $ 5.50 - $15.35         3.65
                                            --------
Outstanding as of December 31, 2000 ....     547,125     $ 1.75 - $29.75     $   5.25
                                            ========
Exercisable as of December 31, 2000 ....     160,853
                                            ========

The fair value of the options, totaling $2,295,374 issued to the dental professionals employed by the Coast P.A. is charged to the Coast P.A. and reimbursed to the Company from the Coast P.A. Stock options which were forfeited by dental professionals revert to the Coast P.A. under their original terms.

INCENTIVE PLAN:

                                                                                      WEIGHTED
                                               NUMBER OF                               AVERAGE
                                                 SHARES         RANGE PER SHARE     EXERCISE PRICE
                                               ---------        ----------------    --------------

Outstanding as of December 31, 1997 ....          98,179        $ 8.00 - $ 30.50        $ 14.86
     Granted ...........................         150,382        $9.875 - $26.875          15.83
     Exercised .........................          (7,131)       $ 8.00 - $ 15.25           9.45
     Forfeited .........................         (13,250)       $9.875 - $25.375          23.79
                                                --------
Outstanding as of December 31, 1998 ....         228,180        $ 8.00 - $ 30.50          14.49
     Granted ...........................         184,997        $ 4.00 - $ 10.25           5.59
     Exercised .........................            (766)       $ 8.00                     8.00
     Forfeited .........................         (45,923)       $ 4.50 - $27.875          14.19
                                                --------
Outstanding as of December 31, 1999 ....         366,488        $ 4.50 - $ 30.50          10.26
     Granted ...........................         292,503        $1.531 - $ 2.063           2.06
     Forfeited .........................         (67,865)       $2.063 - $25.375           8.64
                                                --------
Outstanding as of December 31, 2000 ....         591,126        $2.063 - $ 30.50        $  6.38
                                                ========
Exercisable as of December 31, 2000 ....         176,983
                                                ========


                                                Options Outstanding                       Options Exercisable
                          -----------------------------------------------------------------------------------------
                                               Remaining Life       Exercise Price                  Exercise Price
Ranges of                                         In Years             Weighted                        Weighted
Exercise Prices           Shares              Weighted Average         Average          Shares         Average
                          -----------------------------------------------------------------------------------------
under $5.00.............  352,504             9.01                  3.27                 26,653         4.50
5.01 to 10.00...........  164,896             7.15                  7.97                 89,236         7.98
10.01 to 15.00..........    5,996             6.90                  8.89                  5,662         8.91
15.01 to 20.00..........   15,744             6.59                 15.01                 15,284        15.01
20.01 to 25.00..........   32,550             6.71                 17.22                 26,840        17.22
25.01 to 30.00..........   19,436             7.25                 25.42                 13,308        25.42
                          -----------------------------------------------------------------------------------------
Total...................  591,126                                                       176,983
                          =======                                                       =======

         For purposes of pro forma disclosure consistent with the provisions of Statement 123, the estimated fair value of the options at the date of the grant is amortized to expense over the vesting period, generally three years. Under the fair value method, the Company's pro forma net income (loss) and earnings
(loss) per share (both basic and diluted) would have been $3,360,980 and $.44, $328,293 and $.05, and ($1,657,739) and $(.26) for 1998, 1999 and 2000,
respectively. The Company estimated the fair value of the incentive plan options utilizing an option pricing model assuming a market price and exercise price ranging from $1.91 to $30.50 per share, a risk-free interest rate of 4.7% to 6.5%, a two to four year expected life, a range of 0% to 77.6% expected volatility, and no dividends.

         The weighted average remaining contractual life for the options outstanding as of December 31, 2000, for both plans, is approximately 7 years.

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 11 - BENEFIT PLANS

         The Company has a 401(k) Retirement Savings Plan (the "401(k) Plan") covering substantially all employees. Matching employer contributions, if any, are set at the discretion of the Board of Directors or the applicable committee thereof. For the years ended December 31, 1998, 1999 and 2000, respectively, there have not been any Company matching contributions.

NOTE 12 - SUBSEQUENT EVENTS

         During the latter part of 2000, an offer was presented to the Board of Directors. The offer was evaluated by an independent committee of the Board of Directors and given due consideration by this independent committee and given due consideration by the Board. Upon consideration, the Board deemed it necessary to undertake appropriate steps under the circumstances in having necessary counsel to evaluate the offer presented and advise as to the proper courses of action. As of December 31, 2000, the Company had incurred approximately $127,000 related to this transaction. In late March 2001, this transaction was abandoned due to difficulties in obtaining financing to consummate the transaction. The total cost incurred by the Company is expected to be approximately $800,000 and will be reflected as an expense of the Company during the first quarter of 2001.

         On March 15, 2001, the Company received notification from NASDAQ that its stock had failed to meet the minimum market value of public float over the past 30 days. Under the rules, the Company has until June 13, 2001, to regain compliance or the Staff of the NASDAQ will provide the Company with written notification that its securities will be delisted. Absent meeting the criteria to maintain its listing, the Company has the option to apply for listing of its securities on the NASDAQ SmallCap Market if it satisfies the requirements for listing on that market or in the alternative listing its securities on the NASD's over-the-counter bulletin board. The Company will be evaluating its options relative to this notice and a decision will be made regarding the proper action prior to June 13, 2001.

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

NOTE 13 - QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following table sets forth the Company's results of operations for the periods indicated:

Quarter Ended                   March 31,2000     June 30, 2000    September 30, 2000  December 31, 2000
-------------                   -------------     -------------    ------------------  -----------------
Net revenue                     $ 11,568,944      $ 11,445,570        $ 11,495,638        $ 11,315,826
Gross profit                    $  1,389,510      $  1,322,890        $  1,109,334        $    518,145
Net loss                        $    (29,761)     $    (81,445)       $   (363,725)       $   (764,939)

Net loss per common share:
   Basic                        $       0.00      $      (0.02)       $      (0.06)       $      (0.12)
   Diluted                      $       0.00      $      (0.02)       $      (0.06)       $      (0.12)

Quarter Ended                   March 31,1999     June 30, 1999    September 30, 1999   December 31, 1999
-------------                   -------------     -------------    ------------------   -----------------
Net revenue                     $ 10,912,548      $ 11,166,127        $ 11,290,007        $ 11,229,033
Gross profit                    $  2,719,713      $  2,014,478        $  1,841,613        $    797,870
Net income (loss)               $  1,117,930      $    510,342        $    439,049        $ (1,410,995)

Net income (loss)
per common share:
   Basic                        $       0.15      $       0.07        $       0.07        $      (0.22)
   Diluted                      $       0.15      $       0.07        $       0.07        $      (0.22)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Directors and Executive Officers" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 11.          EXECUTIVE COMPENSATION

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Compensation of Executive Officers and Directors" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2001.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The information required by this Item is incorporated herein by reference to the information under the headings "Management - Security Ownership of Management and Others" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2001.

                           COAST DENTAL SERVICES, INC.
                     NOTES TO FINANCIAL STATEMENTS-CONTINUED

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated herein by reference to the information under the headings "Certain Relationships and Related Transactions" in the Company's definitive Proxy Statement to be used in connection with the Company's Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2001.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
                  8-K

(A)      FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

         (1)      Financial Statements: See Item 8.

         (2)      Financial Statement Schedules: See (d) below.

         (3)      Exhibits: See Exhibit Index.

(B)      REPORTS ON FORM 8-K

         None.

(C)      EXHIBITS

         See Exhibit Index.

(D)      FINANCIAL STATEMENT SCHEDULES

         The Financial Statement Schedules required are either included in the Notes to Financial Statements, or are otherwise omitted because of the absence of the conditions under which they are required.

                           COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 30, 2001.

                      COAST DENTAL SERVICES, INC.


                      By: /s/ TEREK DIASTI, DVM
                         -------------------------------------------------------
                              TEREK DIASTI, DVM
                              Chief Executive Officer, Chairman of the Board (Principal Executive Officer)


                      By: /s/ ADAM DIASTI, DDS
                         -------------------------------------------------------
                              ADAM DIASTI, DDS
                              President and Director
                              (Principal Executive Officer)


                      By: /s/ WILLIAM H. GEARY, III
                         -------------------------------------------------------
                              WILLIAM H. GEARY, III
                              Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)


                      By: /s/ DONALD R. MILLARD
                         -------------------------------------------------------
                              DONALD R. MILLARD
                              Director


                      By: /s/ JOHN H. KANG
                         -------------------------------------------------------
                              JOHN H. KANG
                              Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
------         -------------------

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

10.21*         Employment Agreement between Coast Dental Services, Inc. and William H. Geary, III [8]

10.22*         Employment Agreement between Coast Dental Services, Inc. and Ronn S. Kelly [8]

10.23*         Employment Agreement between Coast Dental Services, Inc. and Chris D. Salemi [8]

11.1           Computation of Per Share Earnings (Loss).

23             Consent of Deloitte & Touche LLP.

* Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

         [1]    Registration Statement on Form S-1 filed on October 7, 1996 (File No. 333-13613).
         [2]    Amendment No. 1 to Form S-1 Registration Statement filed on November 12, 1996.
         [3]    Form 10-K filed on March 31, 1997.
         [4]    Form S-8/A filed on July 31, 1997.
         [5]    Amendment No. 2 to S-1 Registration Statement filed on September 19, 1997.
         [6]    Form 10-K filed on March 31, 1999.
         [7]    Form 10-Q filed on November 15, 1999.
         [8]    Form 10-K filed on March 30, 2000.