Form 10-K/A
period 2000-12-31
COAST DENTAL SERVICES INC
filed 2001-04-30
CIK 1018920

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K/A
                                (AMENDMENT NO. 1)

         [X]      ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE
                  SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000.

         [ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF
                  THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM           TO              .
                                                 ----------   -------------

                         COMMISSION FILE NUMBER 0-21501

                           COAST DENTAL SERVICES, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                 DELAWARE                                59-3136131
       (STATE OR OTHER JURISDICTION                    (IRS EMPLOYER
     OF INCORPORATION OR ORGANIZATION)              IDENTIFICATION NUMBER)

2502 ROCKY POINT DRIVE NORTH, SUITE 1000, TAMPA, FLORIDA           33607
        (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)                 (ZIP CODE)

                                 (813) 288-1999
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

           SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:
                                      NONE.

           SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                     COMMON STOCK, PAR VALUE $.001 PER SHARE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 2, 2001, was approximately $7 million based upon the closing price of such shares on such date on the NASDAQ Stock Market's National Market. As of March 2, 2001, there were 6,286,384 shares of outstanding common stock.

                                EXPLANATORY NOTE

         This Amendment No. 1 to our Annual Report on Form 10-K for the year ended December 31, 2000 reflects the addition of the information required by
Part III of the report. Other than these items, none of the information contained in our Form 10-K filed on March 30, 2001 has been revised or amended.

                           COAST DENTAL SERVICES, INC.
                        2000 ANNUAL REPORT ON FORM 10-K/A

                                TABLE OF CONTENTS

                                                                                                               PAGE
                                                                                                               ----
PART III

         Item 10.  Directors and Executive Officers.....................................................         1

         Item 11.  Executive Compensation...............................................................         3

         Item 12.  Security Ownership of Certain Beneficial Owners and Management.......................         6

         Item 13.  Certain Relationships and Related Transactions.......................................         7

PART IV

         Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.....................         9

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information concerning our executive officers and directors:

NAME                               AGE                                        TITLE
----                               ---                                        -----
Dr. Terek Diasti                   42          Chief Executive Officer, Chairman of the Board of Directors
Dr. Adam Diasti                    40          President, Dental Director and Director
William H. Geary, III              38          Chief Financial Officer
Chris D. Salemi                    40          Chief Development Officer
John H. Kang                       37          Director
Donald R. Millard                  53          Director

INFORMATION REGARDING INSIDE DIRECTORS AND EXECUTIVE OFFICERS:

         TEREK DIASTI, DVM, CHIEF EXECUTIVE OFFICER, CHAIRMAN OF THE BOARD OF DIRECTORS. Dr. Diasti is a founder of the Company and has served as Chairman of the Board of the Company since 1992. Dr. Diasti's term as Director expires during the year 2003. From 1989 to 1993, Dr. Diasti operated and managed Lakeside Animal Hospital, Avalon Animal Hospital, Country Oaks Animal Hospital and Northdale Animal Hospital, all of which are veterinary hospitals in Tampa, Florida. While at the veterinary hospitals, Dr. Diasti was engaged in the development, internal managerial and operational programs. Dr. Diasti received his Doctorate of Veterinary Medicine from Purdue University.

         ADAM DIASTI, DDS, PRESIDENT, DENTAL DIRECTOR AND DIRECTOR. Dr. Diasti is a founder of the Company and has served as the President of the Company since its inception. Dr. Diasti's term as Director expires this year and Dr. Diasti is a nominee for re-election at the 2001 Annual Meeting of Stockholders. Dr. Diasti is also the founder, President, director and sole stockholder of Coast Florida, P.A., Coast Dental Services, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C. and Adam Diasti, D.D.S. & Associates, P.C. (collectively, the "Coast P.A."). From May 1991 to May 1992, he managed and operated the Sarasota Walk-In Dental Clinic, a group practice of three dentists and denture laboratory in Sarasota, Florida. Prior to May 1991, Dr. Diasti worked as a dentist in a large group practice of 18 offices known as Quality Dental in Newman Grove, Nebraska. He served as the Dental Operations Manager of Quality Dental. Dr. Diasti has a Doctorate of Dental Surgery from Creighton University in 1990 and is a member of the American Dental Association.

         WILLIAM H. GEARY, III, CHIEF FINANCIAL OFFICER. Mr. Geary joined the Company in October 1997 and served as its Controller until his appointment as Chief Financial Officer in October 1999. From October 1991 to October 1997, Mr. Geary served as Divisional Vice President and Controller for Beall's, Inc., an operator of approximately 200 department and outlet stores in three states. From 1984 to 1991, Mr. Geary served in the audit department of Deloitte & Touche, LLP. Mr. Geary has a Bachelor of Science in Accounting from the University of South Florida and is a Certified Public Accountant.

         CHRIS D. SALEMI, CHIEF DEVELOPMENT OFFICER. Mr. Salemi joined the Company in September 1997 and served as its Director of Real Estate Administration until his appointment as Vice President of Real Estate in 1999 and Chief Development Officer in 2000. Prior to joining the Company, Mr. Salemi served as Director of Real Estate Administration and Property Management for Eckerd Corporation, an operator of approximately 2,800 drug stores in 26 states. Mr. Salemi has a Bachelor of Arts in Accounting from the University of South Florida and is a Certified Public Accountant.

INFORMATION REGARDING OUTSIDE DIRECTORS:

         JOHN H. KANG has been a Director and a member of the Audit and Compensation Committees since the Company's initial public offering in February 1997. Mr. Kang's term as Director expires during the year 2003. Mr. Kang was the President and a Director of Medical Manager Corporation until it was acquired by WebMD in September 2000. He is the founder of NMS and has served as its President since its inception in 1994. In 1987, Mr. Kang founded J. Holdsworth Capital Ltd., a private investment firm, and is currently President. He has been a Director of Liquid Metal Technologies, a company engaged in the research and development and manufacture of metal alloy, since May 1995. Mr. Kang was a Director of Nutcracker Snacks, Inc., a manufacturer of snack foods, from December 1988 until 1996. From June 1988 to September 1996, Mr. Kang was the Chairman and a director of Clayton Group, Inc., a distributor of waterworks materials. Mr. Kang received his B.A. in Economics from Harvard College in 1985.

         DONALD R. MILLARD has been a Director and a member of the Audit and Compensation Committees of the Company since the Company's initial public offering in February 1997. Mr. Millard's term as Director expires during the year 2003. Since October 2000, Mr. Millard has been the Chief Financial Officer and Senior Vice President of AGCO Corporation (NYSE:AG), a global manufacturer and distributor of agricultural equipment with annual revenues in excess of $2.0 billion. From 1997 to October 2000, Mr. Millard was the Chief Executive Officer and President of Matria Healthcare, Inc. (NasdaqNM: MATR), a leading provider of comprehensive obstetrical home care and maternity management services. Mr. Millard also served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of Matria Healthcare, Inc. from 1996 to 1997. Previously, Mr. Millard had served as Vice President - Finance and Chief Financial Officer of Healthdyne, Inc. from 1987 until Healthdyne, Inc. consummated a merger in 1996 with Tokos Medical Corporation to form Matria Healthcare, Inc. In October 2000, Mr. Millard also became a director of American HomePatient, Inc. (OTCBB:AHOM.OB). Mr. Millard, a Certified Public Accountant, received a Bachelor of Business Administration in Accounting from the University of Georgia in 1969.

KEY RELATIONSHIPS

         A family relationship exists between Terek and Adam Diasti, who are brothers, as well as executive officers and Directors of the Company. Adam Diasti is a nominee for re-election as a Director at the 2001 Annual Meeting of Stockholders.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors, officers and stockholders of more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company's knowledge, based solely upon a review of forms, reports and certificates furnished to the Company by such persons, all such reports were filed on a timely basis except Dr. Terek Diasti, Dr. Adam Diasti and Tim Diasti reported a purchase of the Company's Common Stock by the Diasti Nevada Family Limited Partnership in October 2000 late on a Form 5 in February 2001.

ITEM 11. EXECUTIVE COMPENSATION

EXECUTIVE COMPENSATION TABLES

         The following tables provide information about executive compensation.

                           COMPENSATION SUMMARY TABLE

         The following table sets forth the annual and long-term compensation for services to the Company for the years ended December 31, 1998, 1999 and 2000 of those persons who were, at December 31, 2000, (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated officers of the Company whose compensation exceeded $100,000 for fiscal year 2000 (the "Named Executive Officers").

                                                                                               LONG-TERM
                                                                                             COMPENSATION
                                                        ANNUAL COMPENSATION                     AWARDS
                                               --------------------------------------        -------------
                                                                                              SECURITIES
                                                                         OTHER ANNUAL         UNDERLYING         ALL OTHER
NAME AND PRINCIPAL POSITION                    YEAR         SALARY       COMPENSATION        STOCK OPTIONS     COMPENSATION
---------------------------                    ----        --------      ------------        -------------     -------------
Terek Diasti, Chief Executive Officer          1998        $200,000             --                    --               --
                                               1999        $215,000             --                    --               --
                                               2000        $209,000             --                30,000          $40,449(1)

Adam Diasti, President(2)                      1998        $ 35,000             --                    --               --
                                               1999        $165,000             --                    --               --
                                               2000        $172,000             --                30,000          $52,978(1)

William H. Geary, III, Chief Financial         1998        $ 85,000             --                11,610               --
Officer                                        1999        $104,000             --                30,000               --
                                               2000        $146,000             --                20,001               --

Ronn S. Kelly, Chief Operating Officer(3)      1999        $119,000        $25,000                55,000               --
                                               2000        $172,000             --                20,001               --

Chris D. Salemi, Chief Development Officer     1998        $ 89,000             --                11,610               --
                                               1999        $110,000             --                30,000               --
                                               2000        $128,000             --                20,001               --

(1) Includes $14,100 and $12,900, which represents the dollar value of the benefit of premiums paid by the Company under split dollar life insurance arrangements for Dr. Terek Diasti and Dr. Adam Diasti, respectively, based on the amount of the premium attributable to the term insurance portion of the policies, and $26,349 and $40,078, which represents the present value to Dr. Terek Diasti and Dr. Adam Diasti, respectively, of premiums paid by the Company under such arrangements based on the amount of the premium attributable to the whole life insurance portion of the policies. The present value was calculated as an interest free loan of the whole life portion of the premium based on their respective life expectancies.
(2) Dr. Adam Diasti, because of his obligations to the Coast P.A., agreed to devote such time and attention as was reasonably necessary to fulfill his contractual obligations to the Company. During 1998, Dr. Diasti devoted the majority of his time and attention to the Coast P.A. and as such, the Company incurred only a percentage of his contractual compensation. However, in 1999, Dr. Diasti devoted the majority of his time and attention to the Company, and therefore, both parties agreed Dr. Diasti's contractual compensation would be incurred solely by the Company.
(3) Mr. Kelly's employment by the Company was terminated as of April 13, 2001.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

         The following table shows all grants of stock options to the Company's Named Executive Officers during 2000. The options were granted under the Company's Employee Stock Option Plan. In addition, no grants of stock appreciation rights (SARS) were made by the Company in fiscal year 2000. Each option granted may be exercised with respect to one-third of the aggregate number of shares subject to the grant each year, commencing one year after the date of grant. Pursuant to the Securities Exchange Commission rules, the table also shows the value of the options granted at the end of the option terms (ten years) if the stock price were to appreciate annually by 5% and 10%, respectively. There is no assurance that the stock price will appreciate at the rates shown in the table.

                                                                                                  POTENTIAL REALIZABLE VALUE
                                                                                                   AT ASSUMED ANNUAL RATES
                                                                                                 OF STOCK PRICE APPRECIATION
                                                      INDIVIDUAL GRANTS                                FOR OPTION TERM
                                   --------------------------------------------------------      -----------------------------
                                   NUMBER OF     PERCENT OF TOTAL
                                   SECURITIES        OPTIONS        EXERCISE
                                   UNDERLYING       GRANTED TO       OR BASE
                                    OPTIONS        EMPLOYEES IN       PRICE     EXPIRATION
NAME                                GRANTED        FISCAL YEAR(1)     ($/SH)        DATE              5%                  10%
----                              -----------    ----------------   --------    ----------         -------             -------
Terek Diasti                        30,000             .10            2.063        3/3/10          $38,922             $98,637
Adam Diasti                         30,000             .10            2.063        3/3/10          $38,922             $98,637
William H. Geary, III               20,001             .07            2.063        3/3/10          $25,949             $65,761
Ronn S. Kelly(2)                    20,001             .07            2.063        3/3/10          $25,949             $65,761
Chris D. Salemi                     20,001             .07            2.063        3/3/10          $25,949             $65,761
---------------

(1) Based upon total grants of options in respect of 292,503 Common Stock options granted during 2000.
(2) Mr. Kelly's employment by the Company was terminated as of April 13, 2001. Mr. Kelly has 90 days from the date of such termination to exercise his options to purchase the Company's Common Stock.

              AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
                      AND FISCAL YEAR END OPTION/SAR VALUES

         The following table provides information as to options exercised by each of the named executive officers of the Company during 2000. The table sets forth the value of options held by such officers at year end measured in terms of the closing price of the Company's Common Stock on December 31, 2000.

                                                                  NUMBER OF SECURITIES                  VALUE OF UNEXERCISED
                                                                 UNDERLYING UNEXERCISED               IN-THE-MONEY OPTIONS AT
                                                               OPTIONS AT FISCAL YEAR END                FISCAL YEAR END
                            SHARES ACQUIRED      VALUE        ----------------------------          ---------------------------
NAME                         ON EXERCISE       REALIZED       EXERCISABLE    UNEXERCISABLE          EXERCISABLE   UNEXERCISABLE
----                        ---------------    --------       -----------    -------------          -----------   -------------
Terek Diasti                       0              $0                  0          30,000                 $0              $0
Adam Diasti                        0              $0                  0          30,000                 $0              $0
William H. Geary, III              0              $0             23,740          43,871                 $0              $0
Ronn S. Kelly(1)                   0              $0             18,334          56,669                 $0              $0
Chris D. Salemi                    0              $0             24,407          43,871                 $0              $0

---------------

(1) Mr. Kelly's employment by the Company was terminated as of April 13, 2001. Mr. Kelly has 90 days from the date of such termination to exercise his options to purchase the Company's Common Stock.

COMPENSATION TO OUTSIDE DIRECTORS

         The Company pays each director who is not an employee of the Company ("Outside Director") $1,000 for each Board of Directors meeting attended, plus reimbursement for all reasonable expenses incurred by such director in connection with such attendance at any meeting of the Board of Directors.

         On March 3, 2000, the Company also granted options to purchase 20,000 shares of Common Stock to each of the Outside Directors, of which one third are vested, one third vest on March 3, 2002 and one third vest on March 3, 2003, and all of which are exercisable at the fair market value on the date of grant of $2.063.

EMPLOYMENT AGREEMENTS

         The Company and Dr. Terek Diasti are parties to an Employment Agreement (the "Terek Diasti Employment Agreement"), pursuant to which Dr. Terek Diasti has agreed to serve as the Chief Executive Officer of the Company. The term of the Terek Diasti Employment Agreement is for five years ending September 31, 2001 and is renewable for subsequent one year terms by mutual agreement of the parties. Dr. Terek Diasti will receive an annual base salary of not less than $135,000 under the Terek Diasti Employment Agreement. Effective February 2000, the Compensation Committee provided that Dr. Diasti would receive an annual base salary of $210,000 for 2000. Dr. Terek Diasti has agreed to devote substantially all of his time and attention to the business and affairs of the Company. Dr. Terek Diasti will be eligible for an annual incentive bonus, up to 100% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors in accordance with the Company achieving certain performance measures set by the Compensation Committee.
Dr. Terek Diasti is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company's expense. The Terek
Diasti Employment Agreement provides that in the event of a termination of employment by the Company other than (i) for cause, (ii) upon death or disability or (iii) upon voluntary termination by employee, such employee shall be entitled to receive from the Company a series of monthly payments equal to one-twelfth of the employee's annual base salary for each month during the remaining term of the Terek Diasti Employment Agreement, but not less than 24 months, plus a payment for accrued but unpaid wages and expense reimbursements. The Terek Diasti Employment Agreement provides that in the event such employee's employment terminates other than for cause within twelve months following a change in control (as defined in the Terek Diasti Employment Agreement) of the Company, the Company shall pay such employee a series of 36 monthly payments of one-twelfth of the sum of such employee's base salary plus his previous years' bonus. The Terek Diasti Employment Agreement contains a non-competition covenant with the Company for a period of two years following termination of employment.

         The Company and Dr. Adam Diasti are parties to an Employment Agreement (the "Adam Diasti Employment Agreement"), pursuant to which he has agreed to serve as the President of the Company. The term of the Adam Diasti Employment Agreement is for five years ending September 31, 2001 and is renewable for subsequent one year terms by mutual agreement of the parties. Dr. Adam Diasti will receive an annual base salary of not less than $115,000 under the Adam Diasti Employment Agreement. Effective February 2000, the Compensation
Committee provided that Dr. Diasti would receive an annual base salary of $175,000 for 2000. Dr. Adam Diasti has agreed to devote substantially all of his time and attention to the business and affairs of the Company. Dr. Adam Diasti will be eligible for an annual incentive bonus, up to 100% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors in accordance with the Company achieving certain performance measures set by the Compensation Committee. Dr. Adam Diasti is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company's expense. The Adam Diasti Employment Agreement provides that in the event of a termination of employment by the Company other than (i) for cause, (ii) upon death or disability or (iii) upon voluntary termination by employee, such employee shall be entitled to receive from the Company a series of monthly payments equal to one-twelfth of the employee's annual base salary for each month during the remaining term of the Adam Diasti Employment Agreement, but not less than 24 months, plus a payment for accrued but unpaid wages and expense reimbursements. The Adam Diasti Employment Agreement provides that in the event such employee's employment terminates other than for cause within twelve months following a change in control (as defined in the Adam Diasti Employment Agreement) of the Company, the Company shall pay such employee a series of 36 monthly payments of one-twelfth of the sum of such employee's base salary plus his previous years' bonus. The Adam Diasti Employment Agreement contains a non-competition covenant with the Company for a period of two years following termination of employment.

         The Company and William H. Geary, III are parties to an Employment Agreement (the "Geary Employment Agreement"), pursuant to which Mr. Geary has agreed to serve as Chief Financial Officer of the Company. The term of the Geary Employment Agreement is for three years ending on October 21, 2002, and is renewable for subsequent one year terms by mutual agreement of the parties. The Geary Employment Agreement provides that Mr. Geary will devote his full time to the business and affairs of the Company and will receive an annual base salary of not less than $150,000. Mr. Geary is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company's expense. The Geary Employment Agreement terminates automatically upon death or disability of Mr. Geary and is terminable by the Company "for cause" as defined in the Employment Agreement. The Geary Employment Agreement contains a non-competition covenant with the Company for a period of eighteen months following termination of employment.

         The Company and Chris D. Salemi are parties to an Employment Agreement (the "Salemi Employment Agreement"), pursuant to which Mr. Salemi has agreed to serve as Vice President of Real Estate of the Company. In 2000, Mr. Salemi was named Chief Development Officer. The term of the Salemi Employment Agreement is for three years ending on October 21, 2002, and is renewable for subsequent one year terms by mutual agreement of the parties. The Salemi Employment Agreement provides that Mr. Salemi will devote his full time to the business and affairs of the Company and will receive an annual base salary of not less than $125,000. Effective November 2000, the Compensation Committee provided that Mr. Salemi would receive an annual base salary of $150,000. Mr. Salemi is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company's expense. The Salemi Employment Agreement terminates automatically upon death or disability of Mr. Salemi and is terminable by the Company
"for cause" as defined in the Salemi Employment Agreement. The Salemi
Employment Agreement contains a non-competition covenant with the Company for a period of eighteen months following termination of employment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGERS

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of April 16, 2001, information as to the beneficial ownership of the Company's Common Stock by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company's Common Stock, (ii) each person serving the Company as Director on such date and each nominee for Director, (iii) each person serving the Company as executive officer on such date who qualifies as a "named executive officer" as defined in
Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934 and
(iv) all of the Directors and executive officers of the Company as a group.

                                                                                    AMOUNT AND
                                                                                     NATURE OF
                                                                                       SHARES
                                                                                    BENEFICIALLY         PERCENT OF
STOCKHOLDERS(1)                                                                        OWNED              CLASS(2)
---------------                                                                     ------------         ----------
Diasti Nevada Family Limited Partnership(3).............................              2,775,100             44.0%
Terek Diasti(3).........................................................              2,765,100             44.0
Adam Diasti(3)..........................................................              2,765,100             44.0
Tim Diasti(3)...........................................................              2,755,100             43.8
William H. Geary, III(4)................................................                 32,907                *
John H. Kang(5).........................................................                 93,166              1.5
Donald R. Millard(5)....................................................                 10,666                *
Chris D. Salemi(6)......................................................                 32,074                *
All directors and executive officers as a group (6 persons)(7)..........              2,943,913             46.1%

*        Less than one percent
(1) Unless otherwise indicated, the address of each of the beneficial owners identified is 2502 North Rocky Point Drive, Suite 1000, Tampa, Florida 33607.
(2) Based on 6,286,384 shares of Common Stock outstanding. Pursuant to the rules of the Securities Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.
(3) Shares are owned by the Diasti Nevada Family Limited Partnership, 639 Isbell Road, Suite 390, Reno Nevada 89509, in which Dr. Terek Diasti, Dr. Adam Diasti and Tim Diasti exercise equal investment and voting powers as equal stockholders of the corporate general partner. For Dr. Terek Diasti and Dr. Adam Diasti, includes 10,000 shares issuable upon the exercise of stock options granted to each of them pursuant to the Company's 1995 Stock Option Plan, which have vested and are fully exercisable. Excludes 177,635 shares issuable upon the exercise of stock options held by the Coast P.A. for the benefit of the Coast P.A. professionals. Adam Diasti is the sole owner of the Coast P.A.
(4) Includes 31,407 shares issuable upon the exercise of stock options granted pursuant to the Company's 1995 Stock Option Plan, which have vested and are fully exercisable.
(5) Includes 10,666 shares issuable upon the exercise of stock options granted pursuant to the Company's 1995 Stock Option Plan, which have vested and are fully exercisable.
(6) Includes 32,074 shares issuable upon the exercise of stock options granted pursuant to the Company's 1995 Stock Option Plan, which have vested and are fully exercisable.
(7) Includes 104,813 shares issuable upon the exercise of stock options granted pursuant to the Company's 1995 Stock Option Plan, which have vested and are fully exercisable.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information set forth herein briefly describes certain relationships and related transactions since the beginning of the Company's last fiscal year between the Company and its Directors, officers and stockholders owning 5% or more of the Company's Common Stock. These relationships and transactions have been and will continue to be approved by a majority of the Company's independent Directors of the Audit Committee and will be on terms no less favorable to the Company than those that could be obtained from unaffiliated parties.

AGREEMENT WITH COAST P.A.

         The Company has agreements to provide dental management, services and support to each Coast P.A. ("Services and Support Agreements"). Dr. Adam Diasti, a Director and the President of the Company, is the sole owner of the Coast P.A. Payments made by the Coast P.A. to the Company for management services were approximately $45.8 million for the year ended December 31, 2000. The service and support fees paid to the Company by the Coast P.A. have historically ranged from 65% to 76% of the gross revenue, net of refunds and discounts, of the dental offices managed by the Company pursuant to the Services and Support Agreements (the "Dental Centers"). The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast P.A.

dentists and dental hygienists. The Audit Committee approved an adjustment to the services and support fees in January 2001 to 67%, which was staged in throughout the year. The service and support fees are expected to average between 66% and 72% over the next several years.

         In addition, the fair value of stock options granted by the Company to affiliated dental professionals employed by a Coast P.A. are charged to the Coast P.A. and reimbursed to the Company from the Coast P.A. Upon the departure or termination of a dental professional from a Coast P.A., any options previously granted that are forfeited by the dental professional pursuant to the terms of the affiliated professional benefit plan, revert to the Coast P.A. for reissuance to new dental professionals. As a result of such forfeitures, the Coast P.A. currently holds options to purchase 177,635 shares of the Company's common stock at exercise prices ranging from $1.75 to $29.75.

AGREEMENT WITH DR. ADAM DIASTI

         The Company has an agreement with Dr. Adam Diasti, pursuant to which Dr. Diasti has agreed to sell all of his shares of Coast P.A. stock to a licensed dentist designated by the Company if certain events occur. Dr. Diasti is a Director and President of the Company. The purchase price under the agreement, if the certain event should occur, will be the fair market value of Dr. Diasti's shares of the Coast P.A.'s stock.

NOTE AND ACCOUNTS RECEIVABLE FROM COAST P.A.

         The Company periodically advances funds to/from the Coast P.A. These advances to and from the Coast P.A. are reflected on the Company's balance sheet as a note receivable from Coast P.A. for approximately $229,000 at December 31, 2000. The receivable is non-interest bearing and is due upon demand.

         The Coast P.A. is indebted to the Company in the aggregate amount as of December 31, 2000 of approximately $10.5 million which represents services and support fees payable to the Company in accordance with the Services and Support Agreements.

EDENTALDIRECT.COM AGREEMENT

         The Company entered into a Supply Agreement dated September 27, 2000 with edentaldirect.com, Inc. Tim Diasti, an affiliate of the Company, is an officer, director and shareholder of edentaldirect.com, Inc. and brother of Terek and Adam Diasti. The Company's officers and directors, Terek Diasti and Adam Diasti, and its directors, Donald Millard and John Kang are also shareholders of edentaldirect.com, Inc. Under the Supply Agreement, the Company purchased dental products and supplies from edentaldirect.com, Inc. During 2000, the Company paid edentaldirect.com, Inc. approximately $89,000 for dental products and supplies. The Company believes the terms of the Supply Agreement are at least as favorable as it could obtain from unrelated parties.

EXTRAORDINARY TRANSACTION

         During the latter part of 2000, there were discussions, negotiations and significant professional services and fees pertaining to the possible redemption of shares by the Company at a substantial premium to the market price of the shares which would have resulted in a privatization of the Company with 100% ownership by an entity controlled by Dr. Terek Diasti and Dr. Adam Diasti. The Company's interests in the matter were represented by an independent committee of the Board of Directors made up of disinterested Directors. In late March 2001, this transaction was abandoned due to difficulties in obtaining financing to consummate the transaction. In connection with the discussions and negotiations of the possible transaction, the Company incurred approximately $800,000 of expenses, of which a portion represented reimbursements of expenses by the proposed acquiring entity.

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(C)      EXHIBITS

         See Exhibit Index.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on April 30, 2001.


                            COAST DENTAL SERVICES, INC.



                            By: /s/ TEREK DIASTI, DVM
                               -------------------------------------
                               TEREK DIASTI, DVM
                               Chief Executive Officer, Chairman of the Board (Principal Executive Officer)



                            By: /s/ ADAM DIASTI, DDS
                                --------------------------------------------
                                ADAM DIASTI, DDS
                                President and Director
                                (Principal Executive Officer)



                            By: /s/ WILLIAM H. GEARY, III
                                ---------------------------------------------
                                WILLIAM H. GEARY, III
                                Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)



                            By: /s/ DONALD R. MILLARD
                               -------------------------------------------------
                               DONALD R. MILLARD
                               Director



                            By: /s/ JOHN H. KANG
                               -------------------------------------------------
                               JOHN H. KANG
                               Director

                                  EXHIBIT INDEX

EXHIBIT
NUMBER         EXHIBIT DESCRIPTION
------         -------------------
3.1*           Restated Certificate of Incorporation of Coast Dental Services, Inc. [2]
3.2*           Bylaws of Coast Dental Services, Inc. [1]
4.1*           Specimen of Coast Dental Services, Inc. Common Stock Certificate. [1]
4.2*           Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank, N.A.[1]
4.3*           First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc.
               and Barnett Bank, N.A. [3]
4.6*           Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental Services, Inc.
               and Bank of America, N.A. d/b/a Nations Bank, N.A. [7]
               (The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)
10.1*          Employment Agreement between Coast Dental Services, Inc. and Terek Diasti. [2]
10.2*          Employment Agreement between Coast Dental Services, Inc. and Adam Diasti, D.D.S. [2]
10.4*          Coast Dental Services, Inc. Stock Option Plan. [1]
10.5*          Coast Dental Services, Inc. Affiliated Professional Stock Plan. [1]
10.6*          Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast
               Florida, P.A. [1]
10.10*         Form of Indemnification Agreement with officers and directors. [1]
10.12*         Agreement to Transfer Stock and Stock Pledge dated November 1, 1996, by and between Adam Diasti,
               D.D.S. and Coast Dental Services, Inc. [2]
               (The Company has also entered to similar agreements with Adam Diasti with respect to his stock ownership in Coast Dental Southeast, P.A. n/k/a Coast Dental of Georgia, P.C., Coast Dental Services
               of Tennessee, P.C., Coast Dental Services of Florida, P.A. and Adam Diasti, D.D.S. & Associates,
               P.C. and such agreements are not being filed because they are not materially different in form from the Agreement to Transfer Stock and Stock Pledge filed by the Company.)
10.14*         Amendment No. 1 to Coast Dental Services, Inc. Stock Option Plan. [4]
10.17*         First Amendment effective June 1997 to Services and Support Agreement between the Company and Coast
               Florida P.A. [5]
10.18*         Second and Third Amendments effective October 1, 1998 and February 1, 1999 to the Services and Support
               Agreement between the Company and the Coast Florida P.A. [6] (The Company has also entered into Services and Support Agreements with Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida
               P.A. and Adam Diasti, D.D.S. & Associates, P.C. in Virginia, which agreements with amendments are not being filed because the terms thereof are not materially different from the amended Services and Support
               Agreements previously filed by the Company.)
10.19*         First Amendment effective February 1, 1999 to the Services and Support Agreement between the Company and Coast Dental Southeast, P.A. [6]
10.20*         Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental Services, Inc.
               and Bank of America, N.A. d/b/a Nations Bank, N.A. and Third Renewal and Replacement revolving
               Promissory Note by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations
               Bank, N.A. incorporated by reference to Exhibit 4.6 [7].

10.21*         Employment Agreement between Coast Dental Services, Inc. and William H. Geary, III [8].
10.22*         Employment Agreement between Coast Dental Services, Inc. and Chris D. Salemi [8].
11.1*          Computation of Per Share Earnings (loss)[9].
23.1*          Consent of Deloitte & Touche, LLP, independent certified public accountants [9].

* Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

                  [1]      Registration Statement on Form S-1 filed on
                           October 7, 1996 (File No. 333-13613).
                  [2]      Amendment No. 1 to Form S-1 Registration Statement
                           filed on November 12, 1996.
                  [3]      Form 10-K filed on March 31, 1997.
                  [4]      Form S-8/A filed on July 31, 1997.
                  [5]      Amendment No. 2 to S-1 Registration Statement filed
                           on September 19, 1997.
                  [6]      Form 10-K filed on March 31, 1999.
                  [7]      Form 10-Q filed on November 15, 1999.
                  [8]      Form 10-K filed on March 30, 2000.
                  [9]      Form 10-K filed on March 30, 2001.