Form 10-Q
period 2001-03-31
COAST DENTAL SERVICES INC
filed 2001-05-10
CIK 1018920

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

                  For the quarter ended March 31, 2001

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

Total number of shares of outstanding Common Stock as of May 4, 2001:  6,286,384

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                           COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS

                                                                                            DECEMBER 31,           MARCH 31,
                                                                                                2000                  2001
                                                                                             UNAUDITED             UNAUDITED
-------------------------------------------------------------------------------------------------------------------------------
                                                              ASSETS

Current assets:
     Cash and cash equivalents..................................................              $ 2,453,614           $ 1,925,994
     Available-for-sale investments.............................................                5,353,381             5,466,013
     Management fee receivable from Coast P.A...................................               10,451,761            11,108,601
     Note receivable from Coast P.A., non-interest bearing......................                  229,218               229,218
     Supplies, inventory and small tools........................................                3,793,409             3,787,618
     Prepaid expenses and other assets..........................................                  705,957               600,899
       Deferred tax asset.......................................................                  184,655                   --
                                                                                              -----------           -----------
        Total current assets....................................................               23,171,995            23,118,343
Property and equipment, net.....................................................               21,082,037            20,323,861

Non-compete agreements, net of amortization $579,030
     and $609,898 respectively..................................................                  532,220               501,352
Dental services agreements, net of amortization of $2,211,156
     and $2,405,155, respectively...............................................               17,143,459            16,949,461
Other assets....................................................................                2,274,481             2,461,440
                                                                                              -----------           -----------
     Total assets...............................................................             $ 64,204,192          $ 63,354,457
                                                                                              ===========           ===========

                                             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable...........................................................              $ 3,014,053           $ 1,965,834
     Other accrued expenses.....................................................                1,519,153             1,576,406
     Current maturities of debt and capital lease obligations...................                1,863,495             3,431,381
                                                                                              -----------           -----------
        Total current liabilities...............................................                6,396,701             6,973,621
Long-term debt and capital lease obligations, excluding current maturities......                  350,065               265,461
                                                                                              -----------           -----------
        Total liabilities.......................................................                6,746,766             7,239,082
                                                                                              -----------           -----------

Stockholders' equity:
       Preferred stock, $.001 par value; 2,000,000 shares authorized,
        none issued.............................................................                      --                     --
       Common stock, $.001 par value; 50,000,000 shares authorized,
          6,289,958 and 6,250,993 shares issued and 6,286,384 and
          6,286,384 outstanding, respectively...................................                    6,291                 6,291
       Additional paid-in capital...............................................               54,991,320            54,991,320
       Retained earnings........................................................                4,926,261             3,552,493
       Unrealized loss on securities held for sale..............................                 (82,323)               (50,606)
                                                                                              -----------           -----------
                                                                                               59,841,549            58,499,498
       Less: Stock option receivable from Coast P.A.............................              (2,295,374)           (2,295,374)
               Treasury stock, 3,574 and 3,574 shares, respectively.............                 (88,749)              (88,749)
                                                                                              -----------           -----------
        Total stockholders' equity..............................................               57,457,426            56,115,375
                                                                                              -----------           -----------
        Total liabilities and stockholders' equity..............................              $64,204,192           $63,354,457
                                                                                              ===========           ===========


             SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                           COAST DENTAL SERVICES, INC.
            CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

                                    UNAUDITED


                                                                 QUARTER ENDED MARCH 31,
                                                                 2000                2001
-----------------------------------------------------------------------------------------------

Net Revenue ..................................            $ 11,568,944             $ 11,152,467
                                                          ------------             ------------
Dental Center expenses:
     Staff salaries ..........................               4,803,159                4,502,930
     Dental supplies and lab fees ............               2,093,137                2,010,749
     Advertising .............................                 448,512                  490,788

     Rent ....................................               1,747,247                1,778,475
     Depreciation ............................                 757,333                  829,979

     Other ...................................                 330,046                  373,388
                                                          ------------             ------------
       Total Dental Center expenses ..........              10,179,434                9,986,309
                                                          ------------             ------------
     Gross profit ............................               1,389,510                1,166,158
General and administrative expenses ..........               1,202,771                2,154,350
Depreciation and amortization ................                 306,151                  322,030
                                                          ------------             ------------
     Operating loss ..........................                (119,412)              (1,310,222)

Interest income, net .........................                  72,155                   38,514
                                                          ------------             ------------
Loss before income tax
     benefit .................................                 (47,257)              (1,271,708)
Income tax (benefit) expense .................                 (17,496)                 102,060
                                                          ------------             ------------
Net loss and comprehensive
     loss ....................................            $    (29,761)            $ (1,373,768)
                                                          ============             ============

Basic loss per share:
Net loss .....................................            $        .00             $       (.22)
                                                          ============             ============

Diluted loss per share:
Net loss .....................................            $        .00             $       (.22)
                                                          ============             ============

Weighted average number of shares outstanding:

     Basic ...................................               6,312,318                6,292,832
                                                          ============             ============
     Diluted .................................               6,312,318                6,292,832
                                                          ============             ============




             SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                           COAST DENTAL SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS

                                    UNAUDITED


                                                                                        QUARTER ENDED MARCH 31,
                                                                                       2000                 2001
----------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..............................................................            $   (29,761)            $(1,373,768)
   Adjustments to reconcile net loss to net cash provided by (used in)
     operating activities:
Depreciation ..........................................................                839,515                 927,144
Amortization ..........................................................                223,969                 224,866
Other .................................................................                     --                  58,094
Deferred income tax expense ...........................................                     --                 184,655
Changes in operating assets and liabilities:
     Decrease (increase) in management fee receivable from Coast P.A ..                146,715                (656,840)
     (Increase) decrease in supplies inventory and small tools ........                (27,371)                  5,791
     (Increase) decrease in prepaid expenses and other assets .........               (138,173)                105,058
     Increase (decrease) in accounts payable and other accrued expenses                479,306                (990,966)
                                                                                   -----------             -----------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ................              1,494,200              (1,515,966)
                                                                                   -----------             -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ..................................................             (1,508,950)               (195,345)
Acquired assets, including intangible assets ..........................                 (5,399)                     --
Sale (purchase) of available-for-sale investments .....................              1,568,904                (112,632)
Increase in other assets ..............................................               (366,126)               (186,959)
                                                                                   -----------             -----------
   NET CASH USED IN INVESTING ACTIVITIES ..............................               (311,571)               (494,936)
                                                                                   -----------             -----------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock ............................................               (296,313)                     --
Proceeds from long term debt ..........................................                     --               1,675,523
Payments on long term debt ............................................               (164,888)               (182,994)
Payments of capital leases ............................................                (15,010)                 (9,247)
                                                                                   -----------             -----------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ................               (476,211)              1,483,282
                                                                                   -----------             -----------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ......................                706,418                (527,620)
Cash and cash equivalents at beginning of period ......................              1,019,618               2,453,614
                                                                                   -----------             -----------
Cash and cash equivalents at end of period ............................            $ 1,726,036             $ 1,925,994
                                                                                   ===========             ===========

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest ................................................            $    31,831             $    54,384
                                                                                   ===========             ===========
Cash paid for income tax ..............................................            $    44,010             $        --
                                                                                   ===========             ===========
Non-cash stock option receivable from Coast P.A .......................            $   128,072             $        --
                                                                                   ===========             ===========


             SEE NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS.

                           COAST DENTAL SERVICES, INC.
                NOTES TO UNAUDITED CONDENSED FINANICAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

         The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the "Company") are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2000.

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

NOTE 2 - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

         Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities ("Statement 133") is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under Statement 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted Statement 133 effective January 1, 2001. The adoption of Statement 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that compliance with SAB 101 did not have a material impact on its March 31, 2001 condensed financial statements.

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

NOTE 4 - INCOME TAXES

         The Company is required to use Statement of Financial Accounting Standards No. 109 ("Statement 109"), Accounting for Income Taxes. Under Statement 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current enacted tax rates and laws. Based upon the Company's examination of all available evidence, it is more likely than not that its net deferred tax asset will not be realized. Therefore, a full valuation allowance has been recognized for the quarter ended March 31, 2001 to reduce the deferred tax asset to its expected net realizable volume.

NOTE 5 - SIGNIFICANT EVENTS

         During the latter part of 2000, an offer to redeem the Company's outstanding shares was presented to the Board of Directors. The offer was evaluated by an independent committee of the Board of Directors and given due consideration by this independent committee and also by the Board. Upon consideration, the Board deemed it necessary to undertake appropriate steps under the circumstances in having necessary counsel to evaluate the offer presented and advise as to the proper course of action. In late March 2001, this transaction was abandoned due to difficulties in obtaining financing to consummate the transaction. The total cost incurred by the Company is approximately $800,000 and has been reflected as an expense of the Company during the current quarter ending March 31, 2001.

         On March 15, 2001, the Company received notification from NASDAQ that its stock had failed to meet the minimum market value of public float over the past 30 days. Under the rules, the Company has until June 13, 2001, to regain compliance or the Staff of the NASDAQ will provide the Company with written notification that its securities will be de-listed. Absent meeting the criteria to maintain its listing, the Company has the option to apply for listing of its securities on the NASDAQ SmallCap Market if it satisfies the requirements for listing on that market or, in the alternative, listing its securities on the NASD's over-the-counter bulletin board. The Company is evaluating its options relative to this notice and a decision will be made regarding the proper action prior to June 13, 2001.

         In a previous filing, the Company noted that it had begun to structure, with the Coast P.A., a proposed significant change in the overall Dental Center business model. This change is being developed due to issues apparent in the dental practice management sector relative to maximizing dentists' long-term productivity and commitment to the success of such relationships. During the first quarter of 2001, the Coast P.A., with the assistance of the Company, developed a Dentist Equity Model ("The Model") whereby a dentist has the opportunity to acquire a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. This opportunity was not previously available under the current model. It is expected that certain fixed assets of the Company and certain assets of the Coast P.A., located at participating Dental Centers, would be sold in return for cash. The resulting Dental Centers will continue to operate under the Services and Support Agreement with the Company. While the Company is excited about the prospects of moving forward on the Model, it is important to note that finalization of this general plan is subject to agreement by the Company, the Coast P.A. and the selected dentists as well as achieving a financing package for dentists to consummate each transaction. The number of Dental Centers that could be affected is unknown at this time. It is uncertain at this time what ultimate effect the Model would have, if implemented, on asset mix, liquidity or performance of the Company. The Company expects to incur additional costs during the second quarter of 2001 for services provided in connection with certain business opportunities that arise or exist, including the development, structuring, execution and implementation of this Model. If the roll-out of the Model is successful, the Company expects to improve its liquidity and cash position as well as to create an environment where select Dentists with a meaningful ownership stake will have a more significant personal and financial interest in the productivity and success of the Dental Center.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. OVERVIEW

         The Company opened its first Dental Center in May 1992. As of March 31, 2001, the Company had 125 Dental Centers consisting of 62 internally developed and 63 acquired Dental Centers. The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of March 31, 2001, 115 Coast Dentists were employed by the Coast P.A.

         The Company opened 25 internally developed Dental Centers in 1998, 17 in 1999, and none in 2000. The Company opened one (1) internally developed Dental Center during the first three months of 2001. The average cost to the Company of an internally developed Dental Center is approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. The Company's growth strategy in the short term will focus on internal growth through the improvement of operations and productivity in existing Dental Centers. External growth, when deemed prudent, will consist primarily of internally developed Dental Centers. While strategic acquisitions will not be overlooked, the Company has no immediate plans to grow through acquisition.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. The services and support fees paid to the Company by the Coast P.A. have ranged from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts since October 1, 1996. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. Since January 2000, the services and support fees between the parties have been 67% of gross revenue. As a result of various ranges of anticipated future expenses and productivity and subject to future negotiations, the service and support fees are expected to average between 66.0% and 72.0% over the next several years. The Company pays, from the services and support fees, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists.

         During the latter part of 2000, an offer to redeem the Company's outstanding shares was presented to the Board of Directors. The offer was evaluated by an independent committee of the Board of Directors and given due consideration by this independent committee and also by the Board. Upon consideration, the Board deemed it necessary to undertake appropriate steps under the circumstances in having necessary counsel to evaluate the offer presented and advise as to the proper course of action. In late March 2001, this transaction was abandoned due to difficulties in obtaining financing to consummate the transaction. The total cost incurred by the Company is approximately $800,000 and has been reflected as an expense of the Company during the current quarter ending March 31, 2001.

         On March 15, 2001, the Company received notification from NASDAQ that its stock had failed to meet the minimum market value of public float over the past 30 days. Under the rules, the Company has until June 13, 2001, to regain compliance or the Staff of the NASDAQ will provide the Company with written notification that its securities will be de-listed. Absent meeting the criteria to maintain its listing, the Company has the option to apply for listing of its securities on the NASDAQ SmallCap Market if it satisfies the requirements for listing on that market or, in the alternative, listing its securities on the NASD's over-the-counter bulletin board. The Company is evaluating its options relative to this notice and a decision will be made regarding the proper action prior to June 13, 2001.

         In a previous filing, the Company noted that it had begun to structure, with the Coast P.A., a proposed significant change in the overall Dental Center business model. This change is being developed due to issues apparent in the dental practice management sector relative to maximizing dentists' long-term productivity and commitment to the success of such relationships. During the first quarter of 2001, the Coast P.A., with the assistance of the Company, developed a Dentist Equity Model ("The Model") whereby a dentist has the opportunity to acquire a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. This opportunity was not previously available under the current model. It is expected that certain fixed assets of the Company and certain assets of the Coast P.A., located at participating Dental Centers, would be sold in return for cash. The resulting Dental Centers will continue to operate under the Services and Support Agreement with the Company. While the Company is excited about the prospects of moving forward on the Model, it is important to note that finalization of this general plan is subject to agreement by the Company, the Coast P.A. and the selected dentists as well as achieving a financing package for dentists to consummate each transaction. The number of Dental Centers that could be affected is unknown at this time. It is uncertain at this time what ultimate effect the Model would have, if implemented, on asset mix, liquidity or performance of the Company. The Company expects to incur additional costs during the second quarter of 2001 for services provided in connection with certain business opportunities that arise or exist, including the development, structuring, execution and implementation of this Model. If the roll-out of the Model is successful, the Company expects to improve its liquidity and cash position as well as to create an environment where select Dentists with a meaningful ownership stake will have a more significant personal and financial interest in the productivity and success of the Dental Center.

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

                                                      QUARTER ENDED
                                                        MARCH 31,
                                               --------------------------
                                                2000                2001
                                               ------              ------

Net revenue .......................             100.0%              100.0%
Dental Center expenses:
     Staff salaries ...............              41.5                40.4
     Dental supplies and lab fees .              18.0                18.0
     Advertising ..................               3.8                 4.4
     Rent .........................              15.1                15.9
     Depreciation .................               6.6                 7.4
     Other ........................               3.0                 3.4
                                               ------              ------
       Total Dental Center expenses              88.0                89.5
                                               ------              ------
       Gross profit ...............              12.0                10.5
General and administrative expenses              10.4                19.3
Depreciation and amortization .....               2.6                 2.9
                                               ------              ------
     Operating loss ...............              (1.0)              (11.7)
Interest income, net ..............               0.6                 0.3
                                               ------              ------
Loss before income tax benefit ....              (0.4)              (11.4)
Income tax (benefit) expense ......              (0.2)                0.9
                                               ------              ------
Net loss ..........................              (0.2)              (12.3)
                                               ======              ======

QUARTER ENDED MARCH 31, 2000 COMPARED TO QUARTER ENDED MARCH 31, 2001

         NET REVENUE. Net revenue decreased 3.6% from $11.6 million for the quarter ended March 31, 2000 to $11.2 million for the quarter ended March 31, 2001. This decrease was primarily due to a reduction in managed care revenue for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. This reduction is primarily the result of the termination of a contract between the Coast P.A. and one managed care company. As previously disclosed, this contract represented net revenue of approximately $1,250,000 per quarter. The decline in net revenue from the quarter ending March 31, 2000 was approximately $400,000. The difference between the estimated quarterly net revenue loss and the actual net revenue loss represents revenue derived from other managed care contracts and other forms of business including indemnity, PPO, and fee-for-service patients.

         STAFF SALARIES. Staff salaries decreased 6.3% from $4.8 million for the quarter ended March 31, 2000 to $4.5 million for the quarter ended March 31, 2001. This decrease in staff salaries was primarily caused by a cost reduction program which was implemented late in 2000 and early in 2001. This program included realigning compensation structures and eliminating duplicative and unnecessary positions. Based on the timing of these cost reductions, it is anticipated that salaries will decline slightly, as a percent of net revenue, over the remainder of fiscal year 2001.

         DENTAL SUPPLIES AND LAB FEES. Dental supplies and lab fees decreased 3.9% from $2.1 million for the quarter ended March 31, 2000 to $2.0 million for the quarter ended March 31, 2001. This decrease was caused by a moderate decline in patient visits in the 125 Dental Centers open as of March 31, 2001. Patient visits totalled 155,404 for the quarter ended March 31, 2001 as compared to 170,094 for the quarter ended March 31, 2000.

         ADVERTISING. Advertising expense increased 9.4% from $0.4 million for the quarter ended March 31, 2000 to $0.5 million for the quarter ended March 31, 2001. This increase was due to targeted marketing aimed at specific Dental Centers. This is consistent with the Company's continued focus on internal growth and increased productivity within the existing Dental Centers.

         RENT. Rent expense increased 1.8% from $1.7 million for the quarter ended March 31, 2000 to $1.8 million for the quarter ended March 31, 2001. This increase was caused primarily by relocations and expansions during 2000 and the addition of one (1) new Dental Center during the quarter ending March 31, 2001.

         DEPRECIATION. Depreciation expense at the Dental Centers increased 9.6% from $760,000 for the quarter ended March 31, 2000 to $830,000 for the quarter ended March 31, 2001. The increase was primarily due to capital expenditures during 2000 associated with the relocation and renovation of existing Dental Centers.

         OTHER EXPENSES. Other expenses increased 13.1% from approximately $.3 million for the quarter ended March 31, 2000 to $.4 million for the quarter ended March 31, 2001.

         GENERAL AND ADMINISTRATIVE EXPENSES. General and administrative expenses increased 79.1% from $1.2 million for the quarter ended March 31, 2000 to $2.1 million for the quarter ended March 31, 2001. The majority of this increase represents the costs, approximately $800,000, related to the proposed recapitalization transaction which was abandoned in late March 2001. Absent these costs, general and administrative expenses increased approximately $150,000.

         DEPRECIATION AND AMORTIZATION. Depreciation and amortization expenses, other than Dental Center depreciation, increased 5.2% from approximately $306,000 for the quarter ended March 31, 2000 to $322,000 for the quarter ended March 31,2001. This increase was caused primarily by the expansion of technology at the corporate headquarters as the Company continues to develop its technological infrastructure.

         INTEREST INCOME, NET. Interest income, net decreased 46.6% from approximately $72,000 for the quarter ended March 31, 2000 to $38,000 for the quarter ended March 31, 2001. This decrease was caused by a combination of the slight decrease in the Company's invested cash balances and the costs associated with draws on the line of credit. The line of credit was not utilized until the fourth quarter of fiscal year 2000.

         INCOME TAXES. Income tax expense increased from a minor benefit for the quarter ended March 31, 2000 to expense of $102,000 for the quarter ended March 31, 2001. This increase is due to certain permanent difference related to the abandoned recapitalization and the Company's establishment of a valuation allowance related to its net deferred tax asset as of March 31, 2001.

C.  LIQUIDITY AND CAPITAL RESOURCES

         At March 31, 2001, the Company had cash and cash equivalents of $1,925,994. The Company also had approximately $5.5 million in available-for-sale investments which are invested in tax-free instruments with interest rates ranging between 4.0% to 5.0%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed. Cash used in operating activities for the quarter ended March 31, 2001 totaled $1,515,966.

         The Company has a revolving credit facility with Bank of America, N.A., which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. The Credit Facility is a revolver, maturing November 4, 2002, with interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. The margin percentage, as well as certain performance covenants, are based upon funded debt to EBITDA ratios. As of March 31, 2001, the Company had drawn $2.5 million. At March 31, 2001, the Company was in compliance with all covenants associated with the facility. However, the funds available under the facility have significantly been reduced as a result of the Company's reduced cash position and recent performance. At March 31, 2001, the Company estimates that it could draw an additional $1.0 million on this facility and remain in compliance with required financial and performance covenants. The Company expects to reduce the amount of its facility in the near future to save on costs associated with maintaining the same.

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. The Company has been and will continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program began promptly and will continue until such time as the Company has acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. As of May 3, 2001, the Company has repurchased 1,331,800 shares for approximately $6.9 million. The Company has cancelled these shares. Additional repurchases of stock would further reduce cash levels.

         The Company anticipates that, for the balance of 2001, it will need to spend approximately $600,000 on capital expenditures primarily related to equipment upgrades and replacements in various Dental Centers and continued focus on improvement of efficiencies through the use of technology.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Section C. Liquidity for further information.

         The Company has only a minimal amount of long-term debt, and expects to finance future capital needs through available capital, future earnings, if obtained, and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the three months ended March 31, 2001, the Company earned investment income of approximately $93,000. If interest rates had been 1% lower than they were during the year, investment income would have been approximately $20,000 lower. The market risks associated with the investment portfolio exposure have not changed materially during this year.

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

         (vii)    the potential effect of the Dentist Equity Model introduction.

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

         (v) any continued losses, or any future ability to obtain acceptable financing, where desirable in the future, in connection with our operating plans;

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

         (xii) expected future reduction of credit facility and current reduced accessibility of credit facility;

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

         (xix) resulting costs and any negatives incurred with implementing the Dentist Equity Model;

         (xx) any inability of the Coast P.A. to incentivize, motivate, retain and attract new dentists;

         (xxi) any future inability to substantially achieve the successful implementation of the Dentist Equity Model;

         (xxii) the impact of the Coast P.A.'s revised compensation plan on the performance of the Coast P.A.;

         (xxiii) the combined decline of public market interest in the Company's business sector and the Company's stock;

         (xxiv) the likely loss of the Company's listing under Nasdaq National Market;

         (xxv) general economic and market conditions and combined general downturn in the economy;

         (xxvi) impact of recent loss of managed care business and any inability to replace with higher margin business;

         (xxvii) inability to generate positive cash flows and continuance of, or increased, negative cash flows;

         (xxviii) the potential impact of negative market influences on the Company's portfolio of investments that are classified as held-for-sale;

         (xxix)   inability to improve dentist retention at the Coast P.A.;

         (xxx)    continued decline of patient visits.


         We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

(a)  Exhibits

         See Exhibit Index.

(b)      Reports on Form 8-K
         None.

                           COAST DENTAL SERVICES, INC.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on May 10, 2001.

                      COAST DENTAL SERVICES, INC.

                      By:  /S/ TEREK DIASTI
                           ----------------------------------------------------
                              TEREK DIASTI
                              Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

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

                                  EXHIBIT INDEX

 EXHIBIT
 NUMBER         EXHIBIT DESCRIPTION
 ------         -------------------

10              Supply agreement dated September 27, 2000

11              Computation of Per Share Earnings (Loss).