Form 10-Q
period 2001-06-30
COAST DENTAL SERVICES INC
filed 2001-08-14
CIK 1018920

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

             For the quarter ended June 30, 2001

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

Total number of shares of outstanding Common Stock as of August 2, 2001:
2,576,301

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           COAST DENTAL SERVICES, INC.
                            CONDENSED BALANCE SHEETS
                                   UNAUDITED

                                                                                        DECEMBER 31,          JUNE 30,
                                                                                            2000                2001
                                                                                        ------------        ------------

                                                        ASSETS

Current assets:
     Cash and cash equivalents .................................................        $  2,453,614        $  2,193,602
     Available-for-sale investments ............................................           5,353,381           5,511,864
     Management fee receivable from Coast P.A ..................................          10,451,761          11,352,576
     Note receivable from Coast P.A., non-interest bearing .....................             229,218             229,218
     Supplies, inventory and small tools .......................................           3,793,409           3,792,396
     Prepaid expenses and other assets .........................................             705,957             529,768
     Deferred tax asset ........................................................             184,655                  --
                                                                                        ------------        ------------
        Total current assets ...................................................          23,171,995          23,609,424
Property and equipment, net ....................................................          21,082,037          19,582,213
Non-compete agreements, net of amortization $579,030
     and $640,766, respectively ................................................             532,220             470,484
Dental services agreements, net of amortization of $2,211,156
     and $2,599,227, respectively ..............................................          17,143,459          16,777,760
Other assets ...................................................................           2,274,481           2,381,715
                                                                                        ------------        ------------
     Total assets ..............................................................        $ 64,204,192        $ 62,821,596
                                                                                        ============        ============

                                         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable ..........................................................        $  3,014,053        $  2,401,669
     Other accrued expenses ....................................................           1,519,153           1,879,264
     Current maturities of debt and capital lease obligations ..................           1,863,495           3,313,901
                                                                                        ------------        ------------
        Total current liabilities ..............................................           6,396,701           7,594,834
Long-term debt and capital lease obligations, excluding current maturities .....             350,065             189,624
                                                                                        ------------        ------------
        Total liabilities ......................................................           6,746,766           7,784,458
                                                                                        ------------        ------------
Stockholders' equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized,
        none issued ............................................................                  --                  --
     Common stock, $.001 par value; 50,000,000 shares authorized,
        6,289,958 and 6,289,958 shares issued and 6,286,384 and
        6,286,384 outstanding, respectively ....................................               6,291               6,291
     Additional paid-in capital ................................................          54,991,320          55,053,957
     Retained earnings .........................................................           4,926,261           2,490,563
     Unrealized gain (loss) on securities held for sale                                      (82,323)            (66,913)
                                                                                        ------------        ------------
                                                                                          59,841,549          57,483,898
     Less: Stock option receivable from Coast P.A ..............................          (2,295,374)         (2,358,011)
           Treasury stock, 3,574 and 3,574 shares, respectively ................             (88,749)            (88,749)
                                                                                        ------------        ------------
        Total stockholders' equity .............................................          57,457,426          55,037,138
                                                                                        ------------        ------------
        Total liabilities and stockholders' equity .............................        $ 64,204,192        $ 62,821,596
                                                                                        ============        ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
          STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
                                    UNAUDITED

                                                         QUARTER ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                          2000            2001            2000            2001
                                                      ------------    ------------    ------------    ------------

Net Revenue ......................................    $ 11,445,570    $ 10,654,160    $ 23,014,514    $ 21,806,627
                                                      ------------    ------------    ------------    ------------
Dental Center expenses:
     Staff salaries ..............................       4,547,656       4,284,592       9,350,814       8,787,522
     Dental supplies and lab fees ................       2,148,168       2,000,595       4,241,306       4,011,345
     Advertising .................................         424,656         536,503         873,167       1,027,291
     Rent ........................................       1,819,112       1,771,053       3,566,453       3,549,528
     Depreciation ................................         787,962         832,161       1,545,295       1,662,141
     Other .......................................         395,027         390,085         725,074         763,472
                                                      ------------    ------------    ------------    ------------
       Total Dental Center expenses ..............      10,122,581       9,814,989      20,302,109      19,801,299
                                                      ------------    ------------    ------------    ------------
     Gross profit ................................       1,322,989         839,171       2,712,405       2,005,328
General and administrative expenses ..............       1,212,379       1,600,567       2,415,057       3,754,917
Depreciation and amortization ....................         309,055         327,208         615,206         649,238
                                                      ------------    ------------    ------------    ------------
     Operating loss ..............................        (198,445)     (1,088,604)       (317,858)     (2,398,827)
Interest income, net .............................          66,914          26,674         139,070          65,189
                                                      ------------    ------------    ------------    ------------
Loss before income tax
     (benefit) expense ...........................        (131,531)     (1,061,930)       (178,788)     (2,333,638)
Income tax (benefit) expense .....................         (50,086)             --         (67,582)        102,060
                                                      ------------    ------------    ------------    ------------
Net loss .........................................         (81,445)     (1,061,930)       (111,206)     (2,435,698)
Unrealized (loss)/gain on available-for-sale
       Investments ...............................              --         (16,307)             --          15,410
                                                      ------------    ------------    ------------    ------------
Comprehensive loss ...............................    $    (81,445)   $ (1,078,237)   $   (111,206)   $ (2,420,288)
                                                      ============    ============    ============    ============

Basic loss per share:
Net loss .........................................    $      (0.01)   $      (0.17)   $      (0.02)   $      (0.39)
                                                      ============    ============    ============    ============

Diluted loss per share:
Net loss .........................................    $      (0.01)   $      (0.17)   $      (0.02)   $      (0.39)
                                                      ============    ============    ============    ============

Weighted average number of shares outstanding:
     Basic .......................................       6,286,384       6,292,832       6,299,351       6,292,832
                                                      ============    ============    ============    ============
     Diluted .....................................       6,286,384       6,292,832       6,299,351       6,292,832
                                                      ============    ============    ============    ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                       CONDENSED STATEMENTS OF CASH FLOWS
                                    UNAUDITED

                                                                                      SIX MONTHS ENDED JUNE 30,
                                                                                       2000                2001
                                                                                   ------------        ------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss ..................................................................        $   (111,206)       $ (2,435,698)
   Adjustments to reconcile net loss to net cash provided by
     operating activities:
Depreciation ..............................................................           1,712,594           1,861,573
Amortization ..............................................................             447,907             449,806
Deferred income tax expense ...............................................                  --             184,655
Other .....................................................................              69,430              41,787
Changes in operating assets and liabilities:
     Decrease (increase) in management fee receivable from Coast P.A.......             463,969            (900,815)
     (Increase) decrease in supplies, inventory and small tools ...........             (67,652)              1,013
     (Increase) decrease in prepaid expenses and other assets .............            (243,392)            176,189
     Decrease in receivable from Coast P.A.................................             300,000                  --
     Increase (decrease) in accounts payable and other accrued expenses ...             495,697            (252,273)
                                                                                   ------------        ------------
   NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES ....................           3,067,347            (873,763)
                                                                                   ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures ......................................................          (2,680,910)           (388,126)
Acquired assets, including intangible assets ..............................             (70,381)            (22,371)
Sale (purchase) of available-for-sale investments .........................           2,583,868            (158,483)
Increase in other assets ..................................................            (374,630)           (107,234)
                                                                                   ------------        ------------
   NET CASH USED IN INVESTING ACTIVITIES ..................................            (542,053)           (676,214)
                                                                                   ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock ................................................            (296,313)                 --
Proceeds from long term debt ..............................................                  --           1,675,523
Payments on long term debt ................................................            (315,340)           (372,992)
Payments of capital leases ................................................             (24,256)            (12,566)
                                                                                   ------------        ------------
   NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES ....................            (635,909)          1,289,965
                                                                                   ------------        ------------

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS ..........................           1,889,385            (260,012)
Cash and cash equivalents at beginning of period ..........................           1,019,618           2,453,614
                                                                                   ------------        ------------
Cash and cash equivalents at end of period ................................        $  2,909,003        $  2,193,602
                                                                                   ============        ============

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest ....................................................        $     71,557        $    110,417
                                                                                   ============        ============
Cash paid for income tax ..................................................        $     47,032        $         --
                                                                                   ============        ============
Non-cash stock option receivable from Coast P.A............................        $    822,434        $     62,637
                                                                                   ============        ============

                  See Notes to Condensed Financial Statements.

                           COAST DENTAL SERVICES, INC.
                     CONDENSED NOTES TO FINANCIAL STATEMENTS
                                   UNAUDITED

NOTE 1 - BASIS OF PRESENTATION

         The accompanying condensed financial statements of Coast Dental Services, Inc. (the "Company") are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2000.

         In the opinion of management, all adjustments necessary for a fair presentation of such condensed financial statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the condensed statements of income (loss) for the quarter and six months ended June 30, 2000 have been reclassified to conform to the quarter and six months ended June 30, 2001 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company's annual financial statements and notes thereto.

NOTE 2 - RECENTLY ISSUED AUTHORITATIVE GUIDANCE

         On June 29, 2001, the Financial Accounting Standards Board (FASB) approved Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company is required to implement SFAS No. 141 on July 1, 2001 and does not believe that the adoption of SFAS 141 will have a significant impact on its financial statements.

         On July 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets". SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

         Statement of Financial Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("Statement 133") is effective for all fiscal years beginning after June 15, 2000. Statement 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under Statement 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted Statement 133 effective January 1, 2001. The adoption of Statement 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

         In December 1999, the Securities and Exchange Commission (the "SEC") issued Staff Accounting Bulletin 101, "Revenue Recognition in Financial Statements" (SAB 101). SAB 101 provides guidance related to revenue recognition issues based on interpretations and practices followed by the SEC. Management has determined that the adoption of SAB 101 did not have a material impact on the financial position or results of operations.

NOTE 3 - LOSS PER SHARE

         Statement of Financial Accounting Standards No. 128, ("Statement 128") Earnings per Share, requires that the primary and fully diluted earnings per share be replaced by basic and diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding. The diluted earnings per share calculation includes the dilutive effect of common stock equivalents.

         The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

         The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology described in Statement 128. As of June 30, 2000 and 2001, the weighted average number of common shares are the same for both the basic and diluted per share computation because inclusion of common stock equivalents would have been anti-dilutive.

NOTE 4 - INCOME TAXES

         The Company is required to use Statement of Financial Accounting Standards No. 109 ("Statement 109"), Accounting for Income Taxes. Under Statement 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current enacted tax rates and laws. Based upon the Company's examination of all available evidence, it is more likely than not that its net deferred tax asset will not be realized. Therefore, during the first quarter of 2001, a full valuation allowance was recognized to write-off the deferred tax asset.

NOTE 5 - SIGNIFICANT EVENTS

         In previous filings, the Company noted that it was structuring, with the Coast P.A., a proposed significant change in the overall business model. The change is being developed due to issues apparent in the dental practice management sector relative to maximizing dentists' long-term productivity and commitment to the success of such relationships. During the second quarter of 2001, the Coast P.A., with the assistance of the Company, continued development and refinement of the Dentist Equity Model (The "Model"). Under the Model, as refined, a dentist has the opportunity to acquire up to a 50% interest in a Dental Center and participate in the potential profits of that Dental Center. It is expected that certain fixed assets of the Company and certain assets of the Coast P.A., located at the participating Dental Centers, would be sold in return for cash and, in some cases, cash and a secured note receivable to the Company. The general terms of the notes receivable are seven years at 10% interest with an interest-only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The resulting Dental Centers will continue to operate under the Services and Support Agreement with the Company. While the Company is excited about the Model, it is important to note that finalization of this general plan is dependent upon reaching agreements between the Company, the Coast P.A. and the selected dentists. The number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Model, if implemented, will have on asset mix, liquidity or performance of the Company. If the implementation is successful, the Company expects to improve its liquidity and cash position in the long term as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, revenue earned by the Company in currently profitable Dental Centers would initially decline. As of August 2, 2001 Dentist Equity Models were consummated in two Dental Centers, whereby the dentists acquired interests ranging from 25% to 50% of the practice.

         The Company held its Annual Meeting of Shareholders on July 16, 2001. At this meeting, the shareholders approved a one-for-three reverse stock split of the Company's common stock and an increase, on a pre-split basis, of 750,000 options available under the Company's Employee Stock Option Plan. The reverse stock split was a necessary response to recent notifications received by the Company from the staff of the NASDAQ regarding failure to meet ongoing requirements for listing on the NASDAQ National Market. By performing the reverse stock split, the Company has met the requirements necessary for listing on the NASDAQ Small Cap Market, which the Company has moved to. The Company's new symbol is "CDEND".

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

A. OVERVIEW

         The Company opened its first Dental Center in May 1992. As of June 30, 2001, the Company had 125 Dental Centers consisting of 62 internally developed and 63 acquired Dental Centers. The Company derives its revenue through fees earned from the Company's managed professional associations (collectively the "Coast P.A.") for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of June 30, 2001, the Coast P.A employed 107 Dentists. In the near future, the Company's goal is to grow by utilizing existing excess capacity, particularly in newer Dental Centers, by adding dentists in certain existing Dental Centers, through the rollout of the Dentist Equity Model designed to incentivize increased productivity, and through certain business development programs such as an expanded patient financing program which is expected to be rolled out in the near future. Once the excess capacity is reduced to the satisfaction of management, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

         Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The services and support fees paid to the Company by the Coast P.A. have ranged from 65.0% to 76.0% of the Dental Centers' gross revenue, net of refunds and discounts since October 1, 1996. The Company pays, from the services and support fees, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Audit Committee and the Coast P.A. The Audit Committee approved an adjustment to the services and support fees beginning in January 2000 to 67.0% in connection with the Coast P.A.'s roll-out of a new compensation plan for Coast Dentists. The implementation of the Dentist Equity Model could impact the overall percentage. It is not known, at this point in time, what the overall percentage will be in the future, although it will likely decline, as to currently profitable Dental Centers involved in these transactions. The goal of the Company is that, due to the partnership, the dentists will be incentivized to be more productive over the long term and thus create, over such term, larger revenues for the Company in spite of the lower overall percentage although there can be no assurance the same will occur. Additionally, the Company anticipates that interest income will increase in the future from the combination of interest on the secured notes receivable and the earnings from proceeds attributable to cash received from those transactions consummated with outside financing.

         In previous filings, the Company noted that it was structuring, with the Coast P.A., a proposed significant change in the overall business model. The change is being developed due to issues apparent in the dental practice management sector relative to maximizing dentists' long-term productivity and commitment to the success of such relationships. During the second quarter of 2001, the Coast P.A., with the assistance of the Company, continued development and refinement of the Dentist Equity Model (The "Model"). Under the Model, as refined, a dentist has the opportunity to acquire up to a 50% interest in a Dental Center and participate in the potential profits of that Dental Center. It is expected that certain fixed assets of the Company and certain assets of the Coast P.A., located at the participating Dental Centers, would be sold in return for cash and, in some cases, cash and a secured note receivable to the Company. The general terms of the notes receivable are seven years at 10% interest with an interest-only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The resulting Dental Centers will continue to operate under the Services and Support Agreement with the Company. While the Company is excited about the Model, it is important to note that finalization of this general plan is dependent upon reaching agreements between the Company, the Coast P.A. and the selected dentists. The number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Model, if implemented, will have on asset mix, liquidity or performance of the Company. If the implementation is successful, the Company expects to improve its liquidity and cash position in the long term as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, revenue earned by the Company in currently profitable Dental Centers would initially decline. As of August 2, 2001 Dentist Equity Models were consummated in two Dental Centers, whereby the dentists acquired interests ranging from 25% to 50% of the practice.

         The Company held its Annual Meeting of Shareholders on July 16, 2001. At this meeting, the shareholders approved a one-for-three reverse stock split of the Company's common stock and an increase, on a pre-split basis, of 750,000 options available under the Company's Employee Stock Option Plan. The reverse stock split was a necessary response to recent notifications received by the Company from the staff of the NASDAQ regarding failure to meet ongoing requirements for listing on the NASDAQ National Market. By performing the reverse stock split, the Company has met the requirements necessary for listing on the NASDAQ Small Cap Market.

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

                                                            QUARTER ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                                            ----------------------  -------------------------
                                                                2000      2001           2000      2001
                                                               ------    ------         ------    ------

Net revenue ...........................................         100.0%    100.0%         100.0%    100.0%
                                                               ------    ------         ------    ------
Dental Center expenses:
     Staff salaries ...................................          39.7      40.2           40.6      40.3
     Dental supplies and lab fees .....................          18.8      18.8           18.4      18.4
     Advertising ......................................           3.7       5.0            3.8       4.7
     Rent .............................................          15.9      16.6           15.5      16.3
     Depreciation .....................................           6.9       7.8            6.7       7.6
     Other ............................................           3.4       3.7            3.2       3.5
                                                               ------    ------         ------    ------
       Total Dental Center expenses ...................          88.4      92.1           88.2      90.8
                                                               ------    ------         ------    ------
       Gross profit ...................................          11.6       7.9           11.8       9.2
General and administrative expenses ...................          10.6      15.0           10.5      17.2
Depreciation and amortization .........................           2.7       3.1            2.7       3.0
                                                               ------    ------         ------    ------
     Operating profit (loss) ..........................          (1.7)    (10.2)          (1.4)    (11.0)
Interest income, net ..................................           0.6       0.3            0.6       0.3
                                                               ------    ------         ------    ------
Income (loss) before income tax expense (benefit) .....          (1.1)     (9.9)          (0.8)    (10.7)
Income tax expense (benefit) ..........................          (0.4)       --           (0.3)      0.5
                                                               ------    ------         ------    ------
Net income (loss) .....................................          (0.7)%    (9.9)%         (0.5)%   (11.2)%
                                                               ======    ======         ======    ======

QUARTER AND SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO QUARTER AND SIX MONTHS ENDED JUNE 30, 2000

         Net Revenue. Net revenue decreased 6.9% and 5.3% for the quarter and six months ended June 30, 2001, from $11.4 million to $10.7 million and from $23.0 million to $21.8 million, respectively. This decrease was due, in part, to a reduction in the number of doctor days at the affiliated Coast P.A.'s. At June 30, 2000, the Coast P.A. employed 127 dentists while at June 30, 2001, the Coast P.A employed 107 dentists. In addition, the patient mix at the Dental Centers had an impact on the Company's net revenues. While the Coast P.A. is realizing an increase in non-managed care patient visits and productivity per patient visit, this mix of business has not yet grown to completely replace the managed care contracts that were terminated.

         Staff Salaries. Staff salaries decreased 5.8% and 6.0% for the quarter and six months ended June 30, 2001, from $4.5 million to $4.3 million and from $9.4 million to $8.8 million, respectively. This decrease in staff salaries was caused by the continued focus on staffing levels at the Dental Centers under management. During the fourth quarter of 2000 and the early part of the first quarter of 2001, operational management focused on the staffing levels at each Dental Center in relation to the volume of both production and patient visits to assure that staffing levels were in line with the Coast model. This process was undertaken not only in light of improving dental center margins, but also with the knowledge that a portion of the managed care business would cease beginning in 2001.

         Dental Supplies and Lab Fees. Dental supplies and lab fees decreased 6.9% and 5.4% for the quarter and six months ended June 30, 2001, from $2.1 million to $2.0 million and from $4.2 million to $4.0 million, respectively. This reduction is consistent with the decline in net revenue derived from the Dental Centers under management. For both the quarterly and year-to-date comparisons, dental supplies and lab fees represent a consistent percentage of net revenue, reflecting the variable nature of this type of expense.

         Advertising. Advertising expenses increased 26.3% and 17.7% for the quarter and six months ended June 30, 2001, from $0.4 million to $0.5 million and from 0.9 million to $1.0 million, respectively. This increase represents the cost associated with the increased focus on attracting fee for service, indemnity and PPO patients to replace the portion of the business that represents a declining managed care base.

         Rent. Rent and occupancy expenses decreased 2.6% and 0.5% for the quarter and six months ended June 30, 2001, from approximately $1,819,000 to approximately $1,771,000 and from $3.6 million to $3.5 million, respectively. This decrease was primarily the result of an in-house program designed to maintain and repair equipment. The significant savings realized from this program, on a year-to-date basis, was partially offset by increased property tax assessments. Actual rent and the remaining occupancy costs were relatively flat from quarter-to-quarter and on a year-to-date basis.

         Depreciation. Depreciation expense at the Dental Centers increased 5.6% and 7.6% for the quarter and six months ended June 30, 2001, from approximately $788,000 to approximately $832,000 and from $1.5 million to $1.7 million, respectively. The increase relates to the depreciation effect of approximately $4.1 million worth of additions during 2000, for which the half-year convention was employed in the year of acquisition, and the minor additions during 2001.

         Other Expenses. Other expenses decreased 1.3% for the quarter and increased 5.3% for the six months ended June 30, 2001, from approximately $395,000 to approximately $390,000 and from approximately $725,000 to approximately $763,000, respectively. For the quarter, the decrease in other expenses is attributable to a loss on the disposal of leasehold improvements recognized during the second quarter of 2000. Insurance costs increased by approximately 60% due to the overall growth of the Company, the coverage required and the general condition of the property insurance market. The remainder of the items within this category of expenses varied only slightly from the prior year resulting in a net decrease of approximately $5,000. On a year-to-date basis, other expenses increased by approximately $38,000, primarily due to the increased cost of insurance.

         General and Administrative Expenses. General and administrative expenses increased 32.0% and 55.5% for the quarter and six months ended June 30, 2001, from $1.2 million to $1.6 million and from $2.4 million to $3.8 million, respectively. For the quarter, the increase of $388,000 consisted of variances in only a few categories. Compensation and benefits increased by approximately $95,000, professional fees increased by approximately $170,000, recruiting increased by approximately $40,000, travel and meals increased by approximately $20,000 and a loss was recorded to reflect a decline in the market value of investments underlying certain key-man life insurance policies. This loss was approximately $88,000. These increases were offset by reductions in occupancy costs of approximately $25,000. The increase in compensation and benefits relates primarily to the addition of certain members of management to fill previously vacant positions and the accrual for separation benefits related to a former member of the management team. The increase in professional fees is primarily due to costs incurred related to the development and documentation surrounding the Doctor Equity Model, which is being developed and has been discussed previously. The increase in recruiting costs represents the cost of efforts associated with the focus on hiring dentists and providing information relative to the Doctor Equity Model to dental professionals, both within the existing network as well as outside of the Coast Model. On a year-to-date basis, the same categories represented the entire increase of approximately $1,340,000. Compensation and benefits increased by approximately $325,000, professional fees increased by approximately $950,000, recruiting and travel and meals increased by approximately $27,000 and occupancy costs decreased by approximately $40,000. The quarterly explanations reflect the changes in year-to-date as well with the exception of professional fees. In addition to the items noted above, approximately $800,000 worth of professional fees were incurred during the first quarter. These costs were incurred in relation to a proposed recapitalization transaction that was abandoned in late March 2001.

         Depreciation and amortization. Depreciation and amortization expenses increased 5.9% and 5.5 % for the quarter and six months ended June 30, 2001, from $309,000 to $327,000 and from $615,000 to $649,000, respectively. The addition of assets at the corporate headquarters throughout 2000 and the first six months of 2001 caused this increase.

         Interest income, net. Interest income, net decreased 60.1% and 53.1% for the quarter and six months ended June 30, 2001, from $67,000 to $27,000 and from $139,000 to $65,000, respectively. This decrease was caused by a combination of a decrease of the Company's invested cash balances and the interest expense incurred in relation to draws on the Company's line of credit. No amounts had been drawn on this facility during the quarter or six months ended June 30, 2000.

         Income Taxes. No income tax benefit was recorded for the quarter ended June 30, 2001. For the six months ended June 30, 2001, an expense of $102,000 was recorded. The amounts recorded for income tax expense in 2001 reflect the Company's position regarding the collectibility of existing receivable amounts and the lack of evidence to support recording additional receivables given the loss situation that the Company is currently in. During the quarter ending March 31, 2001, the Company established a valuation allowance against the existing net deferred tax asset that had been recorded.

C.  LIQUIDITY AND CAPITAL RESOURCES

                  At June 30, 2001, the Company had cash and cash equivalents of $2,193,602. The Company also had approximately $5.5 million in available-for-sale investments, which are invested in tax-free instruments with interest rates ranging between 4.0% and 5.0%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed. Cash provided by operating activities for the quarter ended June 30, 2001 totaled $730,203. Cash used in operating activities for the six months ended June 30, 2001 totaled $785,763.

         The Company has a revolving credit facility with Bank of America, N.A., which provides an aggregate of $20.0 million for general working capital needs and expansion of Dental Centers. The Credit Facility is a revolver, maturing November 4, 2002, with interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. The margin percentage, as well as certain performance covenants, is based upon funded debt to EBITDA ratios. As of June 30, 2001, the Company had drawn $2.5 million. At June 30, 2001, the Company was in compliance with all covenants associated with the facility. However, the funds available under the facility have been significantly reduced as a result of the Company's reduced cash position and recent performance. At June 30, 2001, the Company would not be able to draw any additional amounts on this facility, and remain in compliance with the financial covenants, until such time as its cash position and operating results improve.

         On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. At the Company's Annual Meeting of Shareholders held on July 16, 2001, the Board of Directors authorized an increase to the previous share repurchase program from 1,500,000 (on a pre-split basis) to 2,250,000 shares (also on a pre-split basis). The Company has been and will continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program began promptly and will continue until such time as the Company has acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company's officers or directors. As of August 2, 2001, the Company has repurchased 1,331,800 shares for approximately $6.9 million. The Company has canceled these shares. Additional repurchases of stock would further reduce cash levels.

         The Company anticipates that, for the balance of 2001, it will need to spend approximately $400,000 on capital expenditures primarily related to equipment upgrades and replacements in various Dental Centers and continued focus on improvement of efficiencies through the use of technology.

         Based upon the Company's anticipated capital needs for operations of its business, general corporate purposes, the expansion of certain existing Dental Centers, repayment of certain debts and, if desirable, share repurchases, management believes that the combination of the funds expected to be available under the Company's anticipated cash reserves and cash flow from operations should be sufficient to meet the Company's funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2002. Thereafter, it is anticipated by the Company that future operations and expansion will be funded primarily with any remaining cash on hand, expected future cash flow from operations and borrowings under the revolving line of credit to the degree available. To the extent the Company is successful in rolling out the Model, the Company expects to increase its cash position through proceeds received by the Company and through a reduction in its receivable from the Coast P.A. In the event the Company expands at a more rapid rate, or in the event losses continue or future positive cash flow is not realized, the Company would seek to finance continued operations and growth through other credit sources, and where desirable and if available, funding from the sale of debt or equity securities.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         See Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation, Section C. Liquidity for further information.

         The Company has only a minimal amount of long-term debt, and expects to finance future capital needs through available capital, future earnings, if obtained, and bank lines of credit. The Company's exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the six months ended June 30, 2001, the Company earned investment income of approximately $180,000. If interest rates had been 1% lower than they were during the year, investment income would have been approximately $39,000 lower. The market risks associated with the investment portfolio exposure have not changed materially during this year.

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

         (ii) continued reductions in the Company's liquidity and working capital;

         (iii) any adverse effect or limitations caused by any governmental regulations or actions;

         (iv) any continued losses, or any future ability to obtain acceptable financing, where desirable in the future, in connection with our operating plans;

         (v)      any increased competition in business and in acquisitions;

         (vi) any negative results recognized with a change from the Company's previous principal supplier of dental products and supplies;

         (vii) any continued difficulty to successfully conduct our business in newer markets and concentrate in existing geographic markets;

         (viii) effect of reduced cash position and losses on our ability to access borrowings in current credit facility;

         (ix) any adverse impacts on our revenue or operating margins due to the costs associated with increased growth at existing Dental Centers or increased managed care business having lower margins;

         (x) the continued relationship with and success of our professional association customers and their continued ability to grow in conjunction with our growth and the impact of such professional association compensation plan;

         (xi) expected future reduction of credit facility and current reduced accessibility of credit facility;

         (xii) any inability to meet or exceed analysts expectations in any future period;

         (xiii) any inability to achieve additional revenue or earnings from the internally developed Dental Centers or new or combined internally developed Dental Centers;

         (xiv) any material decrease in the services and support fees negotiated between the Company and the Coast P.A.;

         (xv) unanticipated costs and expenses resulting from our focus on internal efficiencies which impact margins;

         (xvi) any slow down in the number of patients or the services performed by Dentists which impacts revenue;

         (xvii) any material decrease in the number of Dentists available to service patients, would adversely affect productivity and impact overall revenue;

         (xviii) resulting costs, reduced revenues and any other negatives incurred with implementing the Dentist Equity Model;

         (xix) any inability of the Coast P.A. to incentivize, motivate, retain and attract new dentists;

         (xx) any future inability to substantially achieve the successful implementation of the Dentist Equity Model;

         (xxi) the impact of the Coast P.A.'s revised compensation plan on the performance of the Coast P.A.;

         (xxii) the combined decline of public market interest in the Company's business sector and the Company's stock;

         (xxiii) any future loss of the Company's listing under Nasdaq Small Cap Market;

         (xxiv) general economic and market conditions and combined general downturn in the economy;

         (xxv) impact of recent loss of managed care business and any inability to replace with higher margin business;

         (xxvi) inability to generate positive cash flows and continuance of, or increased, negative cash flows;

         (xxvii) the potential impact of negative market influences on the Company's portfolio of investments that are classified as held-for-sale;

         (xxviii) inability to improve dentist retention at the Coast P.A.;

         (xxix)   continued decline of patient visits;

         (xxx)    the Coast P.A.'s inability to attract dentists;

         (xxxi) inability to successfully replace capitated business with other forms of business; and

         (xxxii) inability to implement a successful expanded patient financing program.

         We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II - OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders of Coast Dental Services, Inc. was held on July 16, 2001. Each share of Common Stock entitled its holder to one (1) vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 6,091,316 shares of common stock voted on the matters described below:

                  (1) The stockholders elected Adam Diasti to the Board of Directors to hold office until such time as their terms expire and their successors are elected and qualified or until their earlier resignation, removal from office or death. Dr. Diasti received 5,957,337 votes in favor of his re-election and 133,979 shares abstained from voting.

                  (2) The stockholders approved the proposal for a reverse split of the Company's common stock in a ratio of one-for three. The proposal received 5,838,730 votes in favor of approval, 246,900 votes against and 5,686 shares abstained from voting.

                  (3) The stockholders approved the proposal to increase the number of options available for the Company's stock option plan by 750,000 shares on a pre-split basis. The proposal received 3,766,148 votes in favor of approval, 569,019 votes against approval and 14,383 shares abstained from voting.

                  (4) The stockholders approved the proposal to ratify the appointment of Deloitte & Touche, LLP as the Company's independent auditors for the fiscal year 2000. Deloitte & Touche, LLP received 6,005,492 votes in favor of their appointment, 79,275 votes against and 6,549 votes abstained.

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

                        COAST DENTAL SERVICES, INC.


                        By: /s/ TEREK DIASTI
                           -----------------------------------------------------
                                TEREK DIASTI
                                Chief Executive Officer, Chairman of the Board (Principal Executive Officer)


                        By: /s/ WILLIAM H. GEARY, III
                           -----------------------------------------------------
                                WILLIAM H. GEARY, III
                                Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

                                  EXHIBIT INDEX

EXHIBIT
NUMBER      EXHIBIT DESCRIPTION
------      -------------------

 3.1        Certificate of Amendment of the Restated Certificate of
            Incorporation of Coast Dental Services, Inc.

11.1        Computation of Per Share Earnings (Loss).
