Form 10-Q
period 2001-09-30
COAST DENTAL SERVICES INC
filed 2001-11-14
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2001

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

(813) 288-1999
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [    ].

APPLICABLE ONLY TO CORPORATE ISSUERS. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total number of shares of outstanding Common Stock as of November 2, 2001: 2,091,223 (as adjusted for one-for-three reverse stock split)

CONDENSED BALANCE SHEETS
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
CONDENSED STATEMENTS OF CASH FLOWS
CONDENSED NOTES TO FINANCIAL STATEMENTS
SIGNATURES
Agreement dated August 31, 2001
Computation of Per Share Loss

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COAST DENTAL SERVICES, INC.

CONDENSED BALANCE SHEETS
UNAUDITED

	December 31,	September 30,
	2000	2001

ASSETS

Current assets:

Cash and cash equivalents	$2,453,614	$1,206,846

Available-for-sale investments	5,353,381	2,084,252

Management fee receivable from Coast P.A., non-interest bearing	10,451,761	12,294,706

Notes receivable from Coast P.A., non-interest bearing	229,218	229,218

Notes receivable from Equity Doctors – current portion	—	19,968

Supplies, inventory and small tools	3,793,409	3,676,202

Prepaid expenses and other assets	705,957	419,611

Deferred tax asset	184,655	—

Total current assets	23,171,995	19,930,803

Property and equipment, net	21,082,037	18,605,945

Notes receivable from Equity Doctors	—	408,900

Non-compete agreements, net of amortization of $579,030 and $671,634, respectively	532,220	439,616

Dental services agreements, net of amortization of $2,211,156 and $2,793,225, respectively	17,143,459	16,583,762

Other assets	2,274,481	2,044,024

Total assets	$64,204,192	$58,013,050

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$3,014,053	$2,043,177

Other accrued expenses	1,519,153	1,664,937

Current maturities of debt and capital lease obligations	1,863,495	659,641

Total current liabilities	6,396,701	4,367,755

Long-term debt and capital lease obligations, excluding current maturities	350,065	152,330

Total liabilities	6,746,766	4,520,085

Stockholders’ equity:

Preferred stock, $.001 par value; 2,000,000 shares authorized, None issued	—	—

Common stock, $.001 par value; 50,000,000 shares authorized, 6,289,958 and 2,091,223 shares issued and 6,286,384 and 2,091,223 outstanding, respectively	6,291	2,091

Additional paid-in capital	54,991,320	54,969,408

Retained earnings	4,926,261	855,938

Unrealized (loss) gain on securities held for sale	(82,323)	23,539

	59,841,549	55,850,976

Less: Stock option receivable from Coast P.A.	(2,295,374)	(2,358,011)

Treasury stock, 3,574 shares	(88,749)	—

Total stockholders’ equity	57,457,426	53,492,965

Total liabilities and stockholders’ equity	$64,204,192	$58,013,050

See Notes to Condensed Financial Statements.

COAST DENTAL SERVICES, INC.

STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Quarter Ended September 30,		Nine Months Ended September 30,

	2000	2001	2000	2001

Net Revenue	$11,495,638	$10,376,817	$34,510,152	$32,183,444

Dental Center expenses:

Staff salaries	4,860,591	4,257,164	14,211,405	13,044,686

Dental supplies and lab fees	2,104,739	1,861,771	6,346,044	5,873,116

Advertising	458,937	543,512	1,332,105	1,570,803

Rent	1,792,548	1,823,027	5,359,001	5,372,554

Depreciation	782,425	830,061	2,327,720	2,492,202

Other	387,064	443,739	1,112,143	1,207,211

Total Dental Center expenses	10,386,304	9,759,274	30,688,418	29,560,572

Gross profit	1,109,334	617,543	3,821,734	2,622,872

General and administrative expenses	1,463,337	1,935,380	3,878,390	5,690,297

Depreciation and amortization	342,335	327,076	957,540	976,315

Operating loss	(696,338)	(1,644,913)	(1,014,196)	(4,043,740)

Interest income, net	66,918	10,288	205,988	75,477

Loss before income tax (benefit) expense	(629,420)	(1,634,625)	(808,208)	(3,968,263)

Income tax (benefit) expense	(265,695)	—	(333,277)	102,060

Net loss	(363,725)	(1,634,625)	(474,931)	(4,070,323)

Unrealized gain on available-for-sale Investments	—	90,462	—	105,862

Comprehensive loss	$(363,725)	$(1,544,163)	$(474,931)	$(3,964,461)

Basic loss per share:

Net loss	$(0.17)	$(0.78)	$(0.23)	$(1.95)

Diluted loss per share:

Net loss	$(0.17)	$(0.78)	$(0.23)	$(1.95)

Weighted average number of shares outstanding, after impact of one-for-three reverse stock split:

Basic	2,095,461	2,091,223	2,098,332	2,091,223

Diluted	2,095,461	2,091,223	2,098,332	2,091,223

See Notes to Condensed Financial Statements.

COAST DENTAL SERVICES, INC.

CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,

	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss	$(474,931)	$(4,070,323)

Adjustments to reconcile net loss to net cash provided by operating activities:

Depreciation	2,612,689	2,793,844

Amortization	672,572	674,672

Increase in allowance related to receivable for key-man life insurance	—	440,000

Deferred income tax expense	—	184,655

Other	114,323	133,158

Changes in operating assets and liabilities:

Increase in management fee receivable from Coast P.A.	(122,571)	(1,891,208)

Increase in supplies, inventory and small tools	(183,662)	(19,480)

(Increase) decrease in prepaid expenses and other assets	(349,975)	286,345

Decrease in receivable from Coast P.A.	300,000	—

Increase (decrease) in accounts payable and other accrued expenses	260,249	(825,092)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	2,828,694	(2,293,429)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(3,528,128)	(588,966)

Acquired assets, including intangible assets	(93,334)	(22,371)

Sale of available-for-sale investments	3,087,430	3,269,129

(Increase) decrease in other assets	(734,403)	(209,542)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(1,268,435)	2,448,250

CASH FLOWS FROM FINANCING ACTIVITIES:

Purchase of treasury stock	(296,313)	—

Proceeds from long term debt	—	1,675,523

Payments on long term debt	(458,786)	(3,064,546)

Payments of capital leases	(33,503)	(12,566)

NET CASH USED IN FINANCING ACTIVITIES	(788,602)	(1,401,589)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	771,657	(1,246,768)

Cash and cash equivalents at beginning of period	1,019,618	2,453,614

Cash and cash equivalents at end of period	$1,791,275	$1,206,846

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:

Cash paid for interest	$88,792	$158,214

Cash paid for income tax	$50,591	$—

Non-cash stock option receivable from Coast P.A.	$869,714	$62,637

ASSET DISPOSALS:

Fair value of assets disposed	$—	$243,918

Notes receivable	$—	$(428,868)

Supplies, inventory and small tools	$—	$136,687

Management fee receivable	$—	$48,263

See Notes to Condensed Financial Statements.

COAST DENTAL SERVICES, INC.

CONDENSED NOTES TO FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

     The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the “Company”) are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2000.

     In the opinion of management, all adjustments necessary for a fair presentation of such Condensed Financial Statements have been included. Such adjustments consist only of normal recurring items. Certain amounts in the condensed statements of income (loss) for the quarter and nine months ended September 30, 2000 have been reclassified to conform to the quarter and nine months ended September 30, 2001 presentation. Interim results are not necessarily indicative of results for a full year. The Condensed Financial Statements and notes thereto are presented as permitted by the Securities and Exchange Commission and do not contain certain information included in the Company’s annual Financial Statements and notes thereto.

Note 2 – Recently Issued Authoritative Guidance

     On June 29, 2001, the Financial Accounting Standards Board (“FASB”) approved Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations”. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Goodwill and certain intangible assets with indefinite lives will remain on the balance sheet and not be amortized. On an annual basis, and when there is reason to suspect that their values have been diminished or impaired, these assets must be tested for impairment, and write-downs may be necessary. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS No. 141 did not have a material impact on the Company’s financial position or results of operations.

     On July 29, 2001, the FASB issued Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets”. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002 and it has not determined the impact, if any, that this statement will have on its financial position or results of operations.

     Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) was effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

     In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” that replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The provisions of this standard generally are to be applied prospectively. The Company is evaluating the impact of the adoption of SFAS No. 144 and has not yet determined the effect of the adoption on its consolidated financial statements.

Note 3 – Loss Per Share

     Statement of Financial Accounting Standards No. 128, (“SFAS No. 128”) “Earnings per Share,” requires that the primary and fully diluted earnings per share be replaced by basic and diluted earnings per share, respectively. The basic calculation computes earnings per share based only on the weighted average number of shares outstanding as compared to primary earnings per share which includes common stock equivalents. The diluted earnings per share calculation is computed similarly to fully diluted earnings per share.

     The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

     The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology described in SFAS No. 128. As of September 30, 2000 and 2001, the weighted average number of common shares are the same for both the basic and diluted per share computation because inclusion of common stock equivalents would have been anti-dilutive. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and notes to the number of shares and per share amounts have been restated to reflect the reverse stock split.

Note 4 – Income Taxes

     The Company is required to use Statement of Financial Accounting Standards No. 109 (“SFAS No. 109”), “Accounting for Income Taxes.” Under Statement 109, the asset and liability method is used in accounting for income taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the current enacted tax rates and laws. Based upon the Company’s examination of all available evidence management cannot conclude that it is more likely than not that its net deferred tax asset will be realized. Therefore, during the first quarter of 2001, a full valuation allowance was recognized to write-off the deferred tax asset.

Note 5 – Significant Events

     During the quarter ended September 30, 2001, the Company amended its revolving line of credit with Bank of America, N.A. The line of credit, previously allowing a maximum balance outstanding of $20,000,000, was modified to reduce this maximum amount to $5,000,000. Based on recent performance, the amount available under the agreement had been significantly reduced based on financial covenants associated with the facility. Under the terms of the agreement, interest was due monthly on the outstanding balance and a fee was charged quarterly on the unused portion of the facility. The Company decided to reduce the fees associated with the unused portion of this facility by lowering the amount of the facility. Prior to having any funds available under this modified facility, the Company must have earnings before interest, taxes, depreciation and amortization (“EBITDA”) of at least $750,000 for two consecutive fiscal quarters and maintain a fixed charge coverage ratio of not less than 1.50 to 1.00 as of the end of the most recent four quarter period. Once funds are drawn, the Company must maintain specific ratios related to EBITDA, Funded Debt to EBITDA and Fixed Charge Coverage to remain in compliance with financial covenants associated with the facility.

     The amendment, dated August 31, 2001, required the repayment of all amounts outstanding under the original agreement. In addition to terms and covenants typical of this type of arrangement, the amended facility provides for certain minimum performance relative to EBITDA and fixed charge coverage prior to making any of the funds available to the Company. At September 30, 2001, the Company has not drawn any funds on this amended facility.

     In previous filings, the Company noted that it was structuring, with the Coast P.A., a proposed significant change in the overall business model. The change is being developed due to issues apparent in the dental practice management sector relative to maximizing dentists’ long-term productivity and commitment to the success of such relationships. During the third quarter of 2001, the Coast P.A., with the assistance of the Company, continued development and refinement and began the rollout of the Dentist Equity Model (the “Model”). Under the Model, as refined, a dentist has the opportunity to acquire up to a 50% interest in a Dental Center and participate in the potential profits of that Dental Center. Certain fixed assets of the Company and certain assets of the Coast P.A., located at the participating Dental Centers, are sold principally for a secured note receivable and, in some cases, cash to the Company and the Coast P.A. The general terms of the notes receivable are seven years at 10% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The resulting Dental Centers will continue to operate under the existing Services and Support Agreement with the Company. Continued rollout of the Model is dependent upon reaching agreements between the Company, the Coast P.A. and the selected dentists. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Model, if implemented, will have on the Company's overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, revenue earned by the Company in currently profitable Dental Centers can initially decline. As of November 2, 2001, Dentist Equity Models were consummated in ten Dental Centers whereby the dentists acquired interests ranging from 25% to 50% of the practice.

     During the quarter ending September 30, 2001, the Company and the Coast P.A. consummated the sale of interests in four (4) Dental Centers in accordance with the terms of the Model. The Company and the Coast P.A. each sold assets to the respective dentists, which were then contributed to a newly formed company in return for an ownership interest with the Coast P.A. The ownership interests sold ranged from 25% to 50%. The total sales price for the interests sold was approximately $456,000, consisting of $22,000 in cash, $25,000 in short-term notes receivable and $409,000 in long-term notes receivable. Of the total sales price, approximately $135,000 and $321,000 were attributable to the Company and the Coast P.A., respectively. The Company also sold approximately $224,000 worth of equipment, supplies and inventory to the Coast P.A. in connection with these transactions. In addition, the Coast P.A. assigned its notes receivable from equity doctors arising from these transactions to the Company in exchange for a reduction in the management fee receivable from the Coast P.A. The short-term notes receivable are at 10% with a term of approximately three months. The long-term notes receivable are 10% notes with a seven year term including a one year interest-only period. Both the short-term and long-term notes provide for principal and interest payments monthly. The Company has recorded no gain or loss on the sale of assets associated with the consummation of the Model in these Dental Centers.

     Subsequent to September 30, 2001, the Company and the Coast P.A. consummated the sale of interests in six (6) additional Dental Centers. The total sales price for the interests sold was approximately $475,000, consisting of $83,000 in cash, $32,000 in short-term notes receivable and $360,000 in long-term notes receivable. Of the total sales price, approximately $119,000 and $356,000 were attributable to the Company and the Coast P.A., respectively. The Company also sold approximately $356,000 worth of equipment, supplies and inventory to the Coast P.A. in connection with these transactions. In addition, the Coast P.A. assigned its notes receivable from equity doctors arising from these transactions to the Company in exchange for a reduction in the management fee receivable from the Coast P.A.

     During 2000, the Company began acquiring certain dental supplies and equipment from a company owned by a majority shareholder and former employee of the Company. Additionally, certain directors and executive officers of the Company own minority interests in the supply company. The total purchased from the supply company for these products in 2000 and through September 30, 2001 was approximately $89,000 and $682,000, respectively. It has always been the Company's intent to enter into relationships whereby the highest quality goods and services can be obtained at the lowest possible price. This relationship will be evaluated using the same criteria.

     The Company held its Annual Meeting of Shareholders on July 16, 2001. At this meeting, the shareholders approved a one-for-three reverse stock split of the Company’s common stock and an increase, on a pre-split basis, of 750,000 options available under the Company’s Employee Stock Option Plan. Stockholders’ equity has been restated to give retroactive recognition to the reverse stock split for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and notes to the number of shares and per share amounts have been restated to reflect the reverse stock split.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Overview

     The Company opened its first Dental Center in May 1992. As of September 30, 2001, the Company had 125 Dental Centers consisting of 62 internally developed and 63 acquired Dental Centers. The Company derives its revenue through fees earned from the Company’s managed professional associations (collectively the “Coast P.A.”) for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of September 30, 2001, the Coast P.A employed 128 Dentists. In the near future, the Company’s goal is to grow by utilizing existing excess capacity, particularly in newer Dental Centers, by adding dentists in certain existing Dental Centers, through the rollout of the Dentist Equity Model designed to incentivize increased productivity, and through certain business development programs such as an expanded patient financing program which is expected to be rolled out in the near future. Once the excess capacity is reduced to the satisfaction of management, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses at the Dental Centers, with the exception of compensation paid to the Coast Dentists and dental hygienists, are expenses of the Company and are recognized as incurred. The average services and support fees paid to the Company by the Coast P.A. have ranged from 65.0% to 76.0% of the Dental Centers’ gross revenue, net of refunds and discounts since October 1, 1996. The Company pays, from the services and support fees, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast Dentists and dental hygienists. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties may be revised from time to time based upon negotiations between the Company and the Coast P.A. The implementation of the Dentist Equity Model has and will continue to impact the overall percentage. It is not known, at this point in time, what the ultimate impact will be. The goal of the Company is that, under the Model, the dentists will be incentivized to be more productive over the long term and thus create, over such term, larger revenues for the Company in spite of the lower overall percentage although there can be no assurance the same will occur.

     In previous filings, the Company noted that it was structuring, with the Coast P.A., a proposed significant change in the overall business model. The change is being developed due to issues apparent in the dental practice management sector relative to maximizing dentists’ long-term productivity and commitment to the success of such relationships. During the third quarter of 2001, the Coast P.A., with the assistance of the Company, continued development and refinement and began the rollout of the Dentist Equity Model (the “Model”). Under the Model, as refined, a dentist has the opportunity to acquire up to a 50% interest in a Dental Center and participate in the potential profits of that Dental Center. Certain fixed assets of the Company and certain assets of the Coast P.A., located at the participating Dental Centers, are sold principally for a secured note receivable and, in some cases, cash to the Company and the Coast P.A.. The general terms of the notes receivable are seven years at 10% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The resulting Dental Centers will continue to operate under the existing Services and Support Agreement with the Company. Continued rollout of the Model is dependent upon reaching agreements between the Company, the Coast P.A. and the selected dentists. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Model, if implemented, will have on the Company's overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, revenue earned by the Company in currently profitable Dental Centers can initially decline. As of November 2, 2001, Dentist Equity Models were consummated in ten Dental Centers whereby the dentists acquired interests ranging from 25% to 50% of the practice.

     During the quarter ending September 30, 2001, the Company and the Coast P.A. consummated the sale of interests in four (4) Dental Centers in accordance with the terms of the Model. The Company and the Coast P.A. each sold assets to the respective dentists, which were then contributed to a newly formed company in return for an ownership interest with the Coast P.A. The ownership interests sold ranged from 25% to 50%. The total sales price for the interests sold was approximately $456,000, consisting of $22,000 in cash, $25,000 in short-term notes receivable and $409,000 in long-term notes receivable. Of the total sales price, approximately $135,000 and $321,000 were attributable to the Company and the Coast P.A., respectively. The Company also sold approximately $224,000 worth of equipment, supplies and inventory to the Coast P.A. in connection with these transactions. In addition, the Coast P.A. assigned its notes receivable from equity doctors arising from these transactions to the Company in exchange for a reduction in the management fee receivable from the Coast P.A. The short-term notes receivable are at 10% with a term of approximately three months. The long-term notes receivable are 10% notes with a seven year term including a one year interest-only period. Both the short-term and long-term notes provide for principal and interest payments monthly. The Company has recorded no gain or loss on the sale of assets associated with the consummation of the Model in these Dental Centers.

     Subsequent to September 30, 2001, the Company and the Coast P.A. consummated the sale of interests in six (6) additional Dental Centers. The total sales price for the interests sold was approximately $475,000, consisting of $83,000 in cash, $32,000 in short-term notes receivable and $360,000 in long-term notes receivable. Of the total sales price, approximately $119,000 and $356,000 were attributable to the Company and the Coast P.A., respectively. The Company also sold approximately $356,000 worth of equipment, supplies and inventory to the Coast P.A. in connection with these transactions. In addition, the Coast P.A. assigned its notes receivable from equity doctors arising from these transactions to the Company in exchange for a reduction in the management fee receivable from the Coast P.A.

     Since January 1, 2001, net revenues of the Company have been significantly negatively impacted by the Company's decision to reduce the level of managed care business in its revenue mix. The Company continues to believe that this is the best long-term strategy regardless of the short-term impact. It is the Company's goal to replace this lost business with alternative, higher margin business such as indemnity, PPO and fee-for-service business.

     During the quarter ended September 30, 2001, the Company and the Coast P.A. made strides in areas such as dentist recruiting, establishing relationships to begin a solid patient financing program and improving the marketing program associated with attracting both existing and new patients to the Dental Centers. Since June 30, 2001, the Coast P.A. has hired 21 net new dentists to serve in existing Dental Centers. In addition, the Company is developing its marketing program, both with internal and external resources, to best attract patients to the Dental Centers. These marketing programs include direct mail, newspaper inserts and radio advertising in certain markets. Finally, the Company has been in discussions with certain financial institutions to develop a revolving credit arrangement for patients desiring dental services within the Company’s network of Dental Centers. In the short-term, the costs at the Dental Centers are expected to increase due to the costs associated with the increased number of dentists as well as the initiation of the new marketing and financing programs. The Company believes that these are front end costs which will provide a return in the form of higher net revenues as the dentists get up to speed and the marketing and financing programs become more established.

B. Results of Operations

     The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company’s statements of operations for the quarters and nine months indicated. The performance of the Company during these quarters and six months are not indicative of future financial results or conditions.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2000	2001	2000	2001

Net revenue	100.0%	100.0%	100.0%	100.0%

Dental Center expenses:

Staff salaries	42.3	41.0	41.2	40.5

Dental supplies and lab fees	18.3	17.9	18.4	18.3

Advertising	4.0	5.2	3.9	4.9

Rent	15.6	17.6	15.5	16.7

Depreciation	6.8	8.0	6.8	7.7

Other	3.4	4.3	3.2	3.8

Total Dental Center expenses	90.4	94.0	89.0	91.9

Gross profit	9.6	6.0	11.0	8.1

General and administrative expenses	12.7	18.7	11.2	17.7

Depreciation and amortization	3.0	3.2	2.8	3.0

Operating loss	(6.1)	(15.9)	(3.0)	(12.6)

Interest income, net	0.6	0.1	0.6	0.2

Loss before income tax (benefit) expense	(5.5)	(15.8)	(2.4)	(12.4)

Income tax (benefit) expense	(2.3)	—	(1.0)	0.3

Net loss	(3.2)%	(15.8)%	(1.4)%	(12.7)%

Quarter and Nine Months Ended September 30, 2001 Compared to Quarter and Nine Months Ended September 30, 2000

     Net Revenue. Net revenue decreased 9.7% and 6.7% for the quarter and nine months ended September 30, 2001, from $11.5 million to $10.4 million and from $34.5 million to $32.2 million, respectively. The decrease in net revenue is attributable to the decision made by the Company to reduce the number of managed care companies with whom it participates. The short-term impact of this decision has been a reduction of patient flow and revenue at the Dental Centers under management. The Company’s objective has been to focus on replacing this lost source of revenue with alternative, more profitable sources of revenue such as fee-for-service, indemnity and PPO patients. During the quarter ended September 30, 2001, the lost revenue from managed care patients was partially offset by the increase in these alternative patients. In addition, the Coast P.A. has increased its focus on dentist recruiting. At the end of the third quarter, the Coast P.A. employed or partnered with 128 affiliated dentists compared to 107 dentists at the end of the quarter ended June 30, 2001 and 133 affiliated dentists at September 30, 2000.

     Staff Salaries. Staff salaries decreased 12.4% and 8.2% for the quarter and nine months ended September 30, 2001, from $4.9 million to $4.3 million and from $14.2 million to $13.0 million, respectively. This decrease in staff salaries was caused by the continued focus on staffing levels at the Dental Centers under management. During the fourth quarter of 2000 and the early part of the first quarter of 2001, operational management focused on the staffing levels at each Dental Center in relation to the volume of both production and patient visits to assure that staffing levels were in line with the Coast model. This process was undertaken not only with the goal of improving dental center margins, but also with the knowledge that a portion of the managed care business would cease beginning in 2001.

     Dental Supplies and Lab Fees. Dental supplies and lab fees decreased 11.5% and 7.5% for the quarter and nine months ended September 30, 2001, from $2.1 million to $1.9 million and from $6.3 million to $5.9 million, respectively. The major components of this category of expenses are dental supplies and the cost of crown and bridge labs. For the quarter ending September 30, 2001, dental supplies declined by approximately $21,000 compared to the quarter ending September 30, 2000. External lab costs declined by approximately $200,000 when comparing the same periods. This decline is primarily due to the focus placed by the Company, in connection with the Coast P.A., on the utilization of approved dental labs with whom contracted prices have been negotiated.

     Advertising. Advertising expenses increased 18.4% and 17.9% for the quarter and nine months ended September 30, 2001, from approximately $460,000 to approximately $540,000 and from $1.3 million to $1.6 million, respectively. This increase represents the cost associated with the increased focus on attracting fee for service, indemnity and PPO patients to replace the portion of the business that represents a declining managed care base.

     Rent. Rent and occupancy expenses increased 1.7% and 0.3% for the quarter and nine months ended September 30, 2001, from approximately $1,793,000 to approximately $1,823,000 and from approximately $5,359,000 to approximately $5,373,000, respectively. The slight increase in rent and occupancy costs is due primarily to the addition of one new dental center during the first quarter of 2001. In addition, the Company has signed leases to expand certain facilities. These facilities will be expanded as the Coast P.A. recruits dentists to support the larger facility. It is the expectation of the Company that these dentists will be hired over the next three to six months, but the facility leases required signing prior to hiring the dentists to preserve the space.

     Depreciation. Depreciation expense at the Dental Centers increased 6.1% and 7.1% for the quarter and nine months ended September 30, 2001, from approximately $782,000 to approximately $830,000 and from $2.3 million to $2.5 million, respectively. The moderate increase relates to the depreciation impact of capital additions during the fourth quarter of fiscal year 2000 and the nine months ending September 30, 2001. It is the expectation of the Company that depreciation expense at the Dental Centers will decline slightly as the Model is implemented in additional Dental Centers.

     Other Expenses. Other expenses increased 14.6% and 8.6% for the quarter and nine months ended September 30, 2001, from approximately $387,000 to approximately $444,000 and from approximately $1,112,000 to approximately $1,207,000, respectively. The majority of the increase is attributable to an increase in property and casualty insurance and other forms of liability insurance, reflecting the nature of the insurance markets and the cost of providing coverage to the facilities under management. In addition, credit card and finance charge discounts increased, representing the cost associated with the implementation of a new financing program, to be rolling out soon, for patients of the Dental Centers. These increases were partially offset by a decrease in the loss on disposal of fixed assets, recognized in the third quarter of fiscal year 2000, related to the relocation of a Dental Center. The remainder of the items within this category of expenses varied only slightly from the prior year.

     General and Administrative Expenses. General and administrative expenses increased 32.3% and 46.7% for the quarter and nine months ended September 30, 2001, from $1.5 million to $1.9 million and from $3.9 million to $5.7 million, respectively. For the quarter, the increase of $472,000 consisted of variances in only a few categories. The majority of the increase, approximately $351,000, represents the costs related to certain key-man life insurance policies. It is the intention of the Company to maintain these life insurance policies and, therefore, is hopeful that the market value will recover in future periods. Approximately $110,000 of the increase is attributable to recruiting efforts related to the attraction of dentists to the Coast P.A. In accordance with the Services and Support Agreements, these costs are incurred by the Company as part of the services provided. Any costs related to the attraction of dentists that are paid directly to the candidates are treated as compensation to that individual and are paid by the Coast P.A. These direct costs are therefore excluded from this classification. Rent and occupancy costs declined by approximately $31,000 and professional fees declined by $19,000. The remainder of the increase, net, represents variances in a variety of expense classifications, none of which is individually significant. Salaries and benefits included in general and administrative expenses did not change from the comparable period in the prior year. On a year-to-date basis, the increase of approximately $1.8 million is primarily attributable to professional fees, insurance, salaries and benefits and recruitment. Professional fees increased by approximately $937,000 due primarily to the cost associated with a proposed recapitalization plan that was incurred during the first quarter of 2001. These costs approximated $800,000. Insurance increased during the year by approximately $440,000. The reason for this increase is explained in the insurance discussion related to the third quarter variance. Salaries and benefits increased by approximately $305,000 due to the addition of certain members of management hired to fill previously vacant positions and separation benefits related to a former member of the management team. Recruitment costs increased by approximately $129,000 for the same reasons noted in the quarterly discussion. The remaining variance represents the sum of variances in numerous expense classifications, none of which was individually significant.

     Depreciation and amortization. Depreciation and amortization expenses decreased 4.5% for the quarter and increased 2.0% for the nine months ended September 30, 2001, from $342,000 to $327,000 and from $958,000 to $976,000, respectively. The year-to-date increase is attributable to the addition of assets, at the corporate headquarters, during the latter part of fiscal year and the first nine months of 2001.

     Interest income, net. Interest income, net decreased 84.6% and 63.4% for the quarter and nine months ended September 30, 2001, from $67,000 to $10,000 and from $206,000 to $75,000, respectively. This decrease was caused by a combination of a decrease of the Company’s invested cash balances and the interest expense incurred in relation to draws on the Company’s line of credit. No amounts had been drawn on this facility during the quarter or six months ended June 30, 2000. The Company had repaid all amounts drawn midway through the quarter ending September 30, 2001.

     Income Taxes. No income tax provision was recorded for the quarter ended September 30, 2001. For the nine months ended September 30, 2001, an expense of $102,000 was recorded. The amounts recorded for income tax expense in 2001 reflect the Company’s position regarding the collectibility of existing receivable amounts and the lack of evidence to support recording additional receivables given the loss situation that the Company is currently in. During the quarter ending March 31, 2001, the Company established a valuation allowance against the existing net deferred tax asset that had been recorded.

C. Liquidity and Capital Resources

     At September 30, 2001, the Company had cash and cash equivalents of $1,206,846. The Company also had approximately $2.1 million in available-for-sale investments, which are invested in tax-free instruments with interest rates ranging between 4.0% and 5.0%. Since the investments have ratings ranging from A1 to AAA, the Company believes that these investments have a low market risk and can easily be converted to cash, if needed. Cash used in operating activities for the quarter and nine months ended September 30, 2001 totaled approximately $1,763,000 and $2,548,000, respectively.

     The Company and Bank of America, N.A. amended the existing revolving credit facility during the quarter, reducing the aggregate available for working capital needs and Dental Center expansion from $20.0 million to $5.0 million. The amendment was negotiated to reduce the fees associated with the unused portion of the facility. The Credit Facility is a revolver, maturing November 4, 2002, with interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. The margin percentage, as well as certain performance covenants, is based upon funded debt to EBITDA ratios. As of September 30, 2001, the Company has no outstanding balance on this facility. No funds will be available to the Company under this facility until such time as the Company meets certain EBITDA performance levels and maintains acceptable Funded Debt to EBITDA ratios.

     On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 to 1,500,000 shares. At the Company’s Annual Meeting of Shareholders held on July 16, 2001, the Board of Directors authorized an increase to the previous share repurchase program from 1,500,000 shares (on a pre-split basis) to 2,250,000 shares (also on a pre-split basis). The Company has been and will continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue until such time as the Company has acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company’s officers or directors. As of November 2, 2001, the Company has repurchased 1,331,800 shares for approximately $6.9 million. The Company has canceled these shares. Additional repurchases of stock would further reduce cash levels.

     The Company anticipates that, for the balance of 2001, it will need to spend approximately $200,000 on capital expenditures primarily related to equipment upgrades and replacements in various Dental Centers and continued focus on improvement of efficiencies through the use of technology.

     Based upon the Company’s anticipated capital needs for operations of its business, general corporate purposes, the expansion of certain existing Dental Centers, repayment of certain debts and, if desirable, share repurchases, management believes that the combination of the funds expected to be available under the Company’s anticipated cash reserves and expected future cash flows from operations and from the dental Equity Model transactions should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2002. Thereafter, it is anticipated by the Company that future operations and expansion will be funded primarily with any remaining cash on hand, expected future cash flow from operations, Equity Model transactions and borrowings under the revolving line of credit to the degree available. To the extent the Company is successful in rolling out the Model, the Company expects to increase its cash position and liquidity, over the long-term, through proceeds received by the Company and through a reduction in its receivable from the Coast P.A. Additionally, it may be possible to assign, in the future, some of the secured notes receivable received in the Dentist Equity Model transactions, in return for cash, if desirable and achievable. In the event the Company’s operating losses continue or increase or future positive cash flow is not realized, the Company would seek to finance continued operations and growth through other credit sources to the extent available, and where desirable and if available, funding from the sale of debt or equity securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operation, Section C. Liquidity for further information.

     The Company has only a minimal amount of long-term debt, and expects to finance future capital needs through available capital, future earnings, if obtained, and bank lines of credit, if available. The Company’s exposure to market risk for changes in interest rates is primarily in its investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the nine months ended September 30, 2001, the Company earned investment income of approximately $225,000. If interest rates had been 1% lower than they were during the year, investment income would have been approximately $45,000 lower. The market risks associated with the investment portfolio exposure have not changed materially during this year.

Special Notice Regarding Forward Looking Statements

     This Form 10-Q, quarterly report, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Coast Dental Services,” “Company,” “we,” “our” and “us” refer to Coast Dental Services, Inc. The words “expect,” “believe,”

“goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

(i) the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with the Company’s growth strategy;

(ii) our anticipated future cash flows;

(iii) our liquidity and capital resources;

(iv) our financing opportunities and plans;

(v) our future performance and operating results;

(vi) the Company’s future management fee; and

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

(ii) continued reductions in the Company’s liquidity and working capital;

(iii) any adverse effect or limitations caused by any governmental regulations or actions;

(iv) any continued or increased losses, or any future ability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v) any increased competition in business and in acquisitions;

(vi) any negative results recognized with a change from the Company’s previous principal supplier of dental products and supplies;

(vii) effect of reduced cash position and losses on our ability to access borrowings in current credit facility;

(viii) any adverse impacts on our revenue or operating margins due to the costs associated with increased growth at existing Dental Centers or any future increased managed care business having lower margins;

(ix) the future relationship with and success of our professional association customers;

(x) reduction of available borrowings under our credit facility and current reduced accessibility of credit facility;

(xi) any inability to achieve additional revenue or earnings from the internally developed Dental Centers or new or combined internally developed Dental Centers;

(xii) any material decrease in the services and support fees agreed to in the future between the Company and the Coast P.A.;

(xiii)	unanticipated costs and expenses resulting from our focus on internal efficiencies which impact margins;

(xiv)	any slow down in the number of patients or the services performed by Dentists which impacts revenue;

(xv)	any material decrease in the number of Dentists available to service patients, would adversely affect productivity and impact overall revenue;

(xvi)	resulting costs and any negatives, including any reduced revenues, incurred with implementing the Dentist Equity Model;

(xvii)	any inability of the Coast P.A. to incentivize, motivate, retain and attract new dentists;

(xviii)	any future inability to substantially achieve the objectives expected from the successful implementation of the Dentist Equity Model;

(xix)	the impact of the Coast P.A.’s revised compensation plan on the performance of the Coast P.A.;

(xx)	the combined decline of public market interest in the Company’s business sector and the Company’s stock;

(xxi)	any future loss of the Company’s listing under Nasdaq Small Cap Market;

(xxii)	general economic and market conditions and combined general downturn in the economy;

(xxiii)	impact of recent loss of managed care business and continued inability to replace with higher margin business;

(xxiv)	inability to generate positive cash flows and continuance of, or increased, negative cash flows;

(xxv)	the potential impact of negative market influences on the Company’s portfolio of investments that are classified as held-for-sale;

(xxvi)	inability to improve dentist retention or adverse affects of dentist turnover at the Coast P.A.;

(xxvii)	continued decline of patient visits;

(xxviii)	Any future inability of the Coast P.A.’s to attract dentists;

(xxxix)	inability to successfully replace capitated managed care business with other forms of business;

(xxx)	inability to implement a successful expanded patient financing program;

(xxxi)	costs at the Dental Centers associated with the addition of 30 dentists in three months;

(xxxii)	any inability of acquiring dentists (under the Model) to pay their obligations under the secured notes receivable as they come due, and

(xxxiii)	any claims and litigation matters.

     We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of Coast Dental Services, Inc. was held on July 16, 2001. Each share of Common Stock entitled its holder to one (1) vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, representing 6,091,316 shares of common stock voted on the matters described below:

(1)	The stockholders elected Adam Diasti to the Board of Directors to hold office until such time as his term expires and his successor is elected and qualified or until his earlier resignation, removal from office or death. Dr. Diasti received 5,957,337 votes in favor of his re-election and 133,979 shares abstained from voting.

(2)	The stockholders approved the proposal for a reverse split of the Company’s common stock in a ratio of one-for- three. The proposal received 5,838,730 votes in favor of approval, 246,900 votes against and 5,686 shares abstained from voting.

(3)	The stockholders approved the proposal to increase the number of options available for the Company’s stock option plan by 750,000 shares on a pre-split basis. The proposal received 3,766,148 votes in favor of approval, 569,019 votes against approval and 14,383 shares abstained from voting.

(4)	The stockholders approved the proposal to ratify the appointment of Deloitte & Touche, LLP as the Company’s independent auditors for the fiscal year 2001. Deloitte & Touche, LLP received 6,005,492 votes in favor of their appointment, 79,275 votes against and 6,549 votes abstained.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

     See Exhibit Index.

(b) Reports on Form 8-K

     On July 2, 2001, the Company filed a Form 8-K related to its press release announcing that the Company had received a Nasdaq Staff Determination indicating that the Company’s common stock was subject to delisting from the Nasdaq National Market.

     On July 18, 2001, the Company filed a Form 8-K announcing results of its annual meeting including the approval by its shareholders of an amendment to the Company’s Certificate of Incorporation to accomplish a one-for-three reverse stock split.

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on November 14, 2001.

COAST DENTAL SERVICES, INC.

By:	/s/ TEREK DIASTI TEREK DIASTI Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ WILLIAM H. GEARY, III WILLIAM H. GEARY, III Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.24	Amendment dated August 31, 2001 to Amended and Restated Loan Agreement dated November 4, 1999 by and between Coast Dental Services, Inc. and Bank of America, N.A.
11.1	Computation of Per Share Loss.