Form 10-K
period 2001-12-31
COAST DENTAL SERVICES INC
filed 2002-04-01
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21501

COAST DENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	59-3136131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2502 Rocky Point Drive North, Suite 1000, Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

(813)-288-1999
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to section 12(g) of the Act:
Common Stock, Par Value $.001 Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒       No  ☐.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K     ☐.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2001 Annual Meeting of Stockholders, which will be filed on or before April 30, 2002, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 1, 2002, was approximately $2.9 million based upon the closing price of such shares on such date on the NASDAQ Stock Market’s Small Cap Market. As of March 1, 2002, there were 2,091,206 shares of outstanding Common Stock.

COAST DENTAL SERVICES, INC.
2001 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

     Unless the context otherwise requires, references in this document to “Coast Dental” or the “Company” refer to Coast Dental Services, Inc., and its predecessor; “Dental Centers” refer to dental offices managed or to be managed by the Company pursuant to a services and support agreement; “Coast Florida, P.A.”, “Coast Dental Services, P.A.”, “Coast Dental Services of Georgia, P.C.”, “Coast Dental Services of Tennessee P.C.” and “Adam Diasti, D.D.S. & Associates, P.C.” refer to the Florida, Georgia, Tennessee and Virginia professional associations, respectively, which employ the dentists and hygienists providing dental services at the Dental Centers pursuant to a services and support agreement with the Company; “Coast P.A.” refers collectively to the Coast Florida P.A., Coast Dental Services, P.A., Coast Dental Services of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Adam Diasti, D.D.S. & Associates, P.C. and any professional association or corporation, with which the Company has entered, or may enter, into a services and support agreement (“Services and Support Agreement”); “internally developed Dental Centers” refers to Dental Centers which are initially opened, developed and managed by the Company pursuant to a Services and Support Agreement with the Coast P.A.; “acquired Dental Centers” refers to Dental Centers resulting from the acquisition of an existing dental facility by the Company, combined with the acquisition by the Coast P.A., of the existing dental practice located at that facility; “Coast Dentists” refers to the licensed dentists employed by the Coast P.A. who provide dental services at the Dental Centers; and “Coast Dental Network” refers collectively to the Dental Centers and the Coast Dentists.

PART I

Item 1. Business

General

     Coast Dental Services, Inc. (the “Company”) is a leading provider of management services and support to general dentistry practices. The Company was incorporated in August 1992 as Sunshine Health Services, Inc., a Florida corporation, and changed its name to Coast Dental, Inc. in August 1994. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc., a Delaware corporation, for the purpose of reincorporating the Company in the State of Delaware and changing its corporate name. The laws in many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in the practice of dentistry. Coast P.A. employs the dentists and dental hygienists and controls the clinical decision-making at the Dental Centers. The Company obtains its revenue in the form of a service fee for the provision of management services to the Coast P.A. at the Dental Centers. As of December 31, 2001, the Company provided management services to 118 Dental Centers located in Florida, Georgia, Tennessee and Virginia. The Coast P.A. employed 146 Coast Dentists at December 31, 2001 and provided dental services to approximately 700,000 patients during 2001.

Recent Developments

General Update

     During 2001, the Company and the Coast P.A. embarked upon several new initiatives, some of which are described in more detail later in this section, to help return the Company to profitability and to better position the Company if this turnaround is achieved. As noted in previous filings, there is excess capacity in existing Dental Centers, which the Coast P.A. believes it can best utilize by increasing the number of dental professionals in these Dental Centers. During the year, the Coast P.A. has made significant progress toward increasing the number of dental professionals, increasing the number of days each week that Dental Centers serve patients and increasing the number of hours each day that Dental Centers are open. Each of these accomplishments improves the Company’s ability to increase net revenue, leverage the fixed costs associated with each Dental Center and improve profitability. The Company has assisted the Coast P.A. in focusing its advertising approach to attract higher margin fee-for-service and private insurance business to replace the lower margin managed care business it elected to de-emphasize and grow net revenue. In addition to shifting the advertising and marketing approach, the Company has worked with the Coast P.A. on the development and implementation of its own, branded discount plan, Coast Smile Plus. The purpose of this plan is to attract patients that do not have dental insurance and develop a loyalty by offering a discount from full fee-for-service pricing which is comparable to private insurance pricing. As described later in this section, the Company and the Coast P.A. have arranged for a national financial institution to provide financing to patients of the Coast P.A. who meet the credit issuers criteria for lending. As also described later in this section, the Company and the Coast P.A. have made significant progress in the rollout of the Dentist Equity Model. In the first two months of 2002, these initiatives have had a favorable impact on the net revenue of the Company due to a marked improvement in the Coast P.A.’s level of productivity. Net revenues for the two months ended February 2002 averaged $4.5 million per month (unaudited) as compared to the average of $3.6 million per month for the comparable period in 2001 or a 23% increase. Earnings before interest, income taxes, depreciation, amortization and dental center closing and impairment charges (EBITDA) for the two months ended February 2002 was $1.0 million (unaudited) compared to $0.3 million for the comparable period in 2001.

Capacity Utilization

     In an effort to utilize its excess capacity, increase gross revenues and improve profitability, commencing in July 2001 the Coast P.A. hired 39 (net) dentists in the second half of 2001, increasing the number of Coast Dentists from 107 at June 30, 2001 to 146 at December 31, 2001, representing an increase of 36%. The average Coast P.A. gross revenues per month has correspondingly increased from approximately $5.1 million in the month of June 2001 to approximately $6.5 million in the month of February 2002, representing an increase of 29%.

     The increase in net revenues to the Company from more dentists along with a change in the payor mix toward higher margin fee-for-service and private insurance business and away from managed care business has also increased the Company’s profitability. As stated previously, EBITDA for the two months ended February 2002 is approximately $1.0 million (unaudited) compared to $0.3 million for the comparable period in 2001. In the period from December 2000 to February 2002, the payor mix has been successfully shifted from 57% managed care to 33% managed care. For the month ended February 28, 2002, 67% of the Coast P.A.’s gross revenues are derived from fee-for-service and private insurance business, up significantly from 43% as of December 2000.

Patient Financing Program

     In late January 2002, a private label, Coast Dental revolving credit program sponsored by a national financial institution became available to patients of the Coast P.A. who meet certain minimum credit standards. The Company believes that this program will increase incremental revenues because it provides an additional payment option to patients of the Coast P.A. who otherwise might avoid or delay the Coast P.A. treatment plan, or accept a lower cost or less effective treatment due to the lack of ability to pay for the preferred treatment at the time the service is rendered. In addition, the Company believes this program will assist the Coast P.A. in reducing its exposure to future patient accounts receivable and help to improve overall cash flow. There are a few basic financing options available to patients at all times, with promotional-type credit deals added several times during the year. In addition, the Company is working with the national financial institution to develop and implement a pre-approved credit program that will reduce patient wait time in the office while credit lines are approved. The early results of this program have been very positive. During the first eight weeks of the program, patients using this financing option have charged approximately $1,000,000 of gross revenue. The average patient transaction utilizing the financing program has been approximately 6.5 times higher than the overall average patient transaction.

Coast Smile Plus Membership and Discount Plan

     The Coast P.A. implemented a membership and discount plan called Coast Smile Plus in 2001. Patients joining the membership plan can access a reduced fee schedule. The pricing of the fee schedule offered to members is discounted from fee-for-service pricing but is competitive with the pricing collected from private insurance payors and higher than pricing from managed care payors. The goal of this membership program is to build loyalty and generate repeat business for the Dental Centers. Also effective February 2002, membership fees and all dental services purchased by Coast Smile Plus members can be charged on the Coast Dental patient financing program. In 2001, this membership and discount program was piloted and memberships were sold passively through point-of-sale marketing in the Dental Centers. Without any external marketing programs, approximately 19,700 memberships were generated in 2001. The Coast P.A. generated $3.3 million in gross revenue from Coast Smile Plus members or 5% of its 2001 gross revenue. In 2002, the Company and the Coast P.A. are implementing an initiative to market the Coast Smile Plus membership and discount plan to large organizations, large employers and traditional distribution channels for supplemental insurance and discount medical programs. The Company is optimistic that this initiative will expand the Coast P.A.’s patient list, further diversify its payor mix with business that has higher margins than managed care payors and generate a new cash flow stream.

Dental Center Closings

     The Company continuously evaluates the performance of its Dental Centers. In the fourth quarter of 2001, the Company closed eight (8) previously acquired Dental Centers that were under-performing, five (5) of which had lease expirations in the near future. In connection with these closures, the Company recognized a non-cash charge of approximately $2.75 million in the fourth quarter of 2001. Prior to the impact of this non-cash charge, these eight (8) Dental Centers, in 2001, had combined gross losses of approximately $365,000. The Company believes that closing these Dental Centers will improve the overall financial performance of the Company in 2002 and beyond while allowing management to focus its efforts on improving the performance at Dental Centers that remain open.

Managed Care Update

     During the latter part of 2000, the Coast P.A. began notifying managed care companies that it would continue to provide service to existing members but would not accept new members to the managed care roster (known as “panels”) in any of its Dental Centers until re-negotiations had occurred. A thorough review of utilization data revealed that the majority of patient visits consisted of managed care patients, yet the fees earned in connection with this business were below that of discounted fee-for-service patients. This resulted in in-depth discussions with each of the managed care companies. In some cases, agreements were reached whereby the panels were reopened. In other situations, agreements could not be reached and the panels remained closed as discussions continued or the contracts were terminated.

     Since December 31, 2000, agreements have been terminated with 11 managed care companies. Two of these companies were more significant to the Coast P.A.’s operation while the remainder were smaller and less significant. The gross revenue lost to the Coast P.A. as a result of these terminations was approximately $13.9 million, which represents approximately $9.3 million in net revenue to the Company. The Company continues to believe that, over time, this lower margin business can be completely replaced with higher margin fee-for-service and indemnity business provided the proper focus is placed on marketing and patient financing programs to attract these types of patients and provide the source of payment they desire. Management believes that net revenue lost from these managed care contracts can be replaced with a smaller number of patients, but recognizes that this replacement will take time, is not assured and has and will continue to represent a risk to revenue, profitability and cash flow of the Company. In 2001, this managed care business began to be replaced as fee-for-service and private insurance gross revenues of Coast P.A. increased approximately $10.5 million (an approximate 23% increase in non-managed care production), which represented a net revenue increase to the Company of approximately $7.0 million.

Dentist Equity Model

     Due to issues apparent in the dental practice management sector relative to maximizing dentists’ long-term productivity and commitment to the success of such relationships, the Company has structured, with the Coast P.A., a significant change in the overall Dental Center business model. The Coast P.A., with the assistance of the Company, developed a dentist equity model (the “Equity Model”) whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. This opportunity was previously unavailable to a Coast Dentist. The purpose of this change in operating model is to provide affiliated dentists the opportunity to satisfy certain long-term career goals and thereby address the retention and motivational concern that the Coast P.A., and the dental practice management industry in general, is facing. Hygienist retention, while once a point of concern as well, has been mitigated for the Coast P.A. by a change in the compensation structure. Since the date of compensation structure conversion, hygienist retention and productivity has been at an all-time high for the Coast P.A.

     During the third quarter of 2001, the Coast P.A., with the assistance of the Company, began the rollout of the Equity Model. Under the Equity Model, a dentist has the opportunity to acquire up to a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. The dentist acquires an ownership interest in certain of the assets of the Dental Center and finances all or a portion of the purchase price with a secured note payable. The general terms of the notes are seven years at 10% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The resulting Dental Centers will continue to operate under the existing Services and Support Agreement with the Company. Continued rollout of the Equity Model is dependent upon reaching agreements with selected dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Equity Model, if implemented, will have on the Company’s overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, cash flows of the Company in currently profitable Dental Centers can initially decline. As of December 31, 2001, ten (10) Dental Centers were converted to the Equity Model and, as of March 1, 2002, three (3) additional Dental Centers were converted.

     Through March 1, 2002, three (3) additional Dental Centers have been converted to the Equity Model, increasing the number of Dental Centers operating under the Equity Model to 13. In the seven month period from August 1, 2001 to March 1, 2002, the Company and the Coast P.A. have converted 11% of the Dental Centers to the Equity Model. The Company expects to convert several more Dental Centers to the Equity Model during the remainder of 2002.

     To date, the Company has experienced a favorable impact from the implementation of the Equity Model. The Company’s gross profit percentage for the 13 Dental Centers that have been converted through March 1, 2002 is approximately twice the gross profit percentage of the Company as a whole. This reflects both increases in net revenues and the controlling of variable costs at the Dental Centers.

     During 2001 and through March 1, 2002, the sale of interests in the Dental Centers was structured as a sale of a portion of the tangible and intangible assets of each Dental Center. The Company owns the tangible assets and the Coast P.A. owns the intangible assets. For each interest sold, the Company sold a portion of the Dental Center’s tangible assets to the dentist and a portion to the Coast P.A. The Coast P.A. sold a portion of its intangible Dental Center assets to the dentist. The Coast P.A. and the dentist then contributed their respective tangible and intangible assets to a newly formed professional association.

     During 2001, the Company sold the tangible assets at their net book value, which approximated market value, totaling approximately $833,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $833,000 in the form of cash ($29,000), notes receivable from dentists (approximately $224,000) and a management fee receivable from the Coast P.A. (approximately $580,000). Subsequently, the Coast P.A. assigned its notes receivable of approximately $700,000 (arising from the dentists for the purchase of the Coast P.A.’s intangible assets) to the Company in exchange for a $700,000 reduction to the management fee receivable from the Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling approximately $924,000 from these transactions. The short- term notes receivable totaling approximately $65,000 are at 10% for periods of three to five months and require monthly payments of principal and interest. The long-term portion of the notes receivable totaling $859,000 is at 10% with a term of seven years, with the first year requiring monthly payments of interest only. After the initial year of the term, payments of principal and interest are required monthly.

     From January 1, 2002 through March 1, 2002, the Company sold the tangible assets at their net book value, which approximated market value, totaling approximately $305,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $305,000 in the form of notes receivable from dentists (approximately $76,000) and a management fee receivable from the Coast P.A. (approximately $229,000). Subsequently, the Coast P.A. assigned its notes receivable of approximately $149,000 (arising from the dentists for the purchase of the Coast P.A.’s intangible assets) to the Company in exchange for an approximate $149,000 reduction to the management fee receivable from the Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling approximately $225,000 from these transactions. The short-term notes receivable totaling $22,500 are at 10% for periods of three to five months and require monthly payments of principal and interest. The long-term portion of the notes receivable totaling $202,500 is at 10% with a term of seven years, with the first year requiring monthly payments of interest only. After the initial year of the term, payments of principal and interest are required monthly.

New Nasdaq Small Cap Market Listing

     On July 17, 2001, the Company moved the listing of its common stock from NASDAQ’s National Market and began trading on NASDAQ’s Small Cap Market.

Potential Recapitalization Abandoned

     Late in 2000, an offer was presented to the Board of Directors to consider a potential recapitalization transaction with a proposed corporate redemption of substantially all of the shares representing the unaffiliated public float. An independent committee of the Board (“independent committee”) was formed to consider the offer. The offer was evaluated and given due consideration by the independent committee. The independent committee hired legal counsel and other advisors and negotiated terms in connection with the offer which, upon completion, would have provided a premium to current market value for these unaffiliated stockholders and would have resulted in the Company going private.

     In late March, 2001, this proposed transaction was abandoned due to difficulties in obtaining financing necessary to consummate the potential transaction. The total cost incurred by the Company was approximately $800,000, approximately $670,000 of which was recorded as an expense to the Company during the first quarter of 2001 (the remainder was reflected in the 2000 financial statements).

Acquisitions and Developments of Dental Centers

     When the Company acquires an existing Dental Center, the Company acquires the assets to the extent permitted by law. Typically, the Company acquires the Dental Center lease as well as all dental and office equipment. The Coast P.A. acquires the patient lists and related assets, and typically enters into employment agreements with the acquired Dental Center’s dentists and hygienists to staff the Dental Center. When the Company internally develops Dental Centers, the Company provides the Dental Center location and the necessary equipment and support staff while the Coast P.A. provides dentists and dental hygienists. The patient lists are the property of the Coast P.A.

     The Company opened 17 internally developed Dental Centers in 1999, none in 2000 and 2 in 2001. These Dental Centers were opened in Florida, Georgia, and Tennessee. During 1999, the Company and the Coast P.A. added 11 acquired Dental Centers in Virginia. The purchase price of these acquired Dental Centers was $2.1 million consisting of $1.2 million in cash and $0.9 million in promissory notes and certain assumed liabilities. Additionally in 1999, the Company consolidated one previously acquired Dental Center into an existing Dental Center. The Company did not acquire any new Dental Centers during 2000 or 2001. The Company, did, however, consolidate twelve (12) existing Dental Centers into six (6) Dental Centers during 2000 to take better advantage of market demographics. The Company also relocated one (1) Dental Center during 2000. During 2001, the Company added two (2) internally developed Dental Centers, one in the Atlanta, GA market and one in the Nashville, TN market. During the fourth quarter of 2001, the Company made the decision to close eight (8) previously acquired Dental Centers. In each of these situations, the surrounding market demographics had evolved to the extent that it had become increasingly difficult to effectively attract dental professionals and patients. A non-cash charge of approximately $2.75 million was recognized in the fourth quarter of 2001 for these Dental Center closings to provide for the related asset impairments and remaining lease and facilities commitments. Of the 118 Dental Centers currently managed by the Company, 63 were internally developed and 55 were acquired by the Company.

Services and Operations

     The Company is primarily responsible for the management and administrative functions of its Dental Centers, but does not provide dental care. The Company provides financial, accounting, billing, training, marketing assistance and collection services to the Coast P.A. and employs the Dental Center’s management and administrative personnel. The Coast P.A. maintains full control over the dental practices of the Coast Dentists, employs the Coast Dentists and their hygienists and sets standards of care in order to promote the provision of quality dental care. The Coast P.A. is also responsible for compliance with state and local regulations of the practice of dentistry and with license or certification requirements. Each Coast Dentist is responsible for acquiring and maintaining professional liability insurance.

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

     As compensation for its management services under the current Services and Support Agreements, the Company earns a monthly services and support fee based upon a percentage of the gross revenue, net of refunds, adjustments and discounts, of the Dental Center. Dental Center expenses paid by the Company from the services and support fee include all operating and non-operating expenses incurred at the Dental Center except for the salaries and benefits of the Coast Dentists and dental hygienists. The Company’s sole customers are the Coast P.A., each of which are owned, controlled and managed by Dr. Adam Diasti, a major stockholder, director and executive officer of the Company. See Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 10 “Directors and Executive Officers of the Registrant.” Modifications, amendments or revisions to the Services and Support Agreements are approved by the Audit Committee of the Company’s Board of Directors, which consists of all the independent outside directors of the Company. The Company is dependent on revenue from the Coast P.A. and the loss of compensation received from them pursuant to the Services and Support Agreements would have a material adverse effect on the Company. See Note 2 to the Financial Statements for further information.

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

Governmental and State Regulations

     The Company’s operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of its business and business corporations in general. The Company believes that it exercises care in an effort to structure its practices and arrangements with dental practices to comply with relevant federal and state law and believes that such arrangements and practices comply in all material respects with all applicable statutes and regulations. The health care industry and dental practices are highly regulated, and there can be no assurance that the regulatory environment in which the Company operates will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

     The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute the practice of dentistry. Florida Law specifically prohibits non-professional corporations from employing dentists and dental hygienists, exercising control over patient records and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. Under Georgia law, dentists may be employed by a corporation only if the entity is organized as a professional corporation or association whose stockholders or members are licensed dentists. Georgia dentists must maintain patient records that document the course of treatment and may not waive co-payment or bill a third party for more than the usual fee. The Company does not employ dentists or dental hygienists and does not exercise control over any prohibited areas. While Dr. Adam Diasti, a sole stockholder of Coast P.A., is also a major stockholder, director and officer of the Company, he acts independently when making decisions in these areas on behalf of the Coast P.A. and the Company has no control over his decisions in these areas.

     Some states, including Florida, Georgia, Tennessee and Virginia, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services. Florida law specifically requires that dentists or their professional corporations maintain complete care, custody and control of all equipment and materials used in the practice of dentistry. The Services and Support Agreements between the Company and the Coast P.A. expressly provide that the Company shall not exercise control over any matters that would violate the requirements of the applicable state law.

     Many states also prohibit “fee-splitting” by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice’s revenues. The Florida fee-splitting law prohibits paying or receiving any commission, bonus, kickback or rebate, or engaging in any split-fee arrangement in any form with a dentist for patient referrals to dentists or other providers of health care goods and services. According to Florida Court of Appeals decision interpreting this law, it does not prohibit a management fee that is based on a percentage of gross income of a professional practice if the manager does not refer patients to the practice. Regulatory boards can come to different conclusions than those reached by a judicial body in analyzing laws. For example, the Florida Board of Medicine has recently made a determination in applying the Florida fee-splitting law, that under certain circumstances, a management fee based upon a percentage of revenue will be found by them to be illegal. While the Florida Board of Medicine does not have jurisdiction over dentistry, there can be no assurance that the Florida Board of Dentistry will not adopt a similar result.

     Many states, including Florida, Georgia, Tennessee and Virginia, prohibit dentists from using advertising which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a non-dentist is engaged in the practice of dentistry. The Services and Support Agreements provide that all advertising shall conform to these requirements. Florida law also requires all advertising to identify the Florida dentist who assumes total responsibility for the advertisement and may not include the name of a person who is not either actually involved in the practice of dentistry at the advertised location or an owner of the practice being advertised. Georgia law requires that advertising must contain the name of at least one dentist practicing at the location unless the Georgia Board of Dentistry has approved the use of a trade name. Virginia law does not allow the use of a trade name at all.

     These laws have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. The Company’s agreements and activities have not been examined by federal or state authorities under these laws and regulations. For these reasons, there can be no assurance that review of the Company’s business arrangements or the operation of the Dental Centers will not result in determinations that adversely affect the Company’s operations or that the long-term Services and Support Agreements or certain of its provisions will not be held invalid and unenforceable.

     In addition, these laws and their interpretation vary from state to state. The laws and regulations of certain states into which the Company may seek to expand in the future may require the Company to change the form of relationships entered into with dentists in a manner that restricts the Company’s operations in those states.

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

Competition

     The Company is aware of several other companies that are actively engaged in the consolidation of existing dental practices and providing management services to dental practices, some of which may have longer operating histories than the Company. The Company assumes that additional companies with similar objectives may enter the Company’s markets and compete with the Company. The primary basis of competition between dental practice management companies include, but are not limited to availability and cost of financing growth, extent of working capital, liquidity, the extent of the dental care network, management expertise and experience, sophistication of management information systems, the elements of its operating system, the relative motivation and productivity of affiliated dentists, the availability and profitability of managed care business and practice management, and opportunity for career enhancement agreements.

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

Seasonality

     The Company has traditionally experienced its highest volume of patient visits during the first and last quarters of the year and its lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Seasonality in fee-for-service business is partially mitigated by capitation revenue from managed care contracts, which is earned on an equal pro-rata basis over the year, and by the increased percentage of business performed in the markets served outside of Florida. For the years ended December 31, 1999, 2000 and 2001, capitation revenue from managed care contracts represented 22.5%, 24.9% and 16.2%, respectively, of total revenue to the Coast PA. Dental Centers located outside of Florida provided 19.0%, 22.3% and 22.8% of total revenue to the Coast P.A. for the years ended December 31, 1999, 2000 and 2001, respectively. The Company expects that capitation, as a percent of total revenue, will continue to decline in 2002 as a result of the negotiations and terminations of certain managed care contracts as previously discussed. The Company also expects, however, that certain factors will continue to mitigate this seasonality including growth in the markets served outside of Florida, Coast Smile Plus (discount fee plan) membership programs and patient financing programs.

Service Marks

     The Company believes its service marks are important to the Company. The Company has registered the service marks “Coast Dental” and the Company logo with the United States Patent and Trademarks Office.

Employees

     As of December 31, 2001, the Company had approximately 585 full-time and part-time employees, of which approximately 63 were employed at the Company’s headquarters and 522 were employed at the Dental Centers. None of the Company’s employees are represented by a collective bargaining agreement. The number of people employed by the Company has declined from the levels maintained in 1999 and 2000. The reduction was part of a cost reduction plan to maintain the proper level of costs associated with the level of revenue achieved.

Item 2. Properties

     The Company presently leases an average of 2,100 square feet of office space for each of the Dental Centers. The typical lease for office space is for a term of approximately five years and generally provides for renewal options for additional years. The Company estimates that the renewal options will be exercised and the average lease term will be ten years. The average rental payments for a leased Dental Center are approximately $3,100 per month. The Company plans to continue to lease rather than purchase space for the Dental Centers to preserve the Company’s available capital.

     The Company leases 10,000 square feet of office space in Tampa, Florida for its corporate headquarters. This lease is for a term of five years and expires January 31, 2003.

     The Company anticipates that it can successfully renew or obtain suitable new leases for its Dental Centers, but there can be no assurance that this will be the case. The Company believes that its leased properties are adequate for the purposes for which they are used and are suitably maintained for such purposes. The Company will enter into new leases when it determines to open new Dental Centers.

Current Locations	Number of Locations

Southwest Florida	13
West Central Florida	23
Central Florida	20
Northeast Florida	10
Northwest Florida	10
Georgia	24
Tennessee	7
Virginia	11

Total	118

Item 3. Legal Proceedings

     The Company is a party to a number of legal proceedings or other claims arising from the ordinary course of business, including two employee compensation-related matters. With respect to the two employee compensation-related matters, there is potential for class action status and the Company is unable to predict the outcome of the pending suits and claims beyond a range. The ultimate outcome of these particular matters could have a material adverse impact on the financial position and results of operations of the Company. The Company has accrued amounts it believes are appropriate at the present time with respect to its legal proceedings based upon discussions with its legal counsel and the nature and present status of such proceedings. The Company intends to vigorously defend its positions.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

     The Common Stock of the Company is quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”). The Common Stock of the Company has been trading publicly under the symbol CDEN on the NASDAQ since the Company’s initial public offering on February 11, 1997. Effective July 17, 2001, the Company completed a one-for-three reverse split of its common stock and began trading on the NASDAQ Small Cap Market. The following table sets forth the high and low closing sale price of the Company’s Common Stock as reported by NASDAQ for the periods indicated (note that a one-for-three reverse stock split of the Company’s common stock was effective July 17, 2001 and all information prior to this date has been adjusted to give effect to this reverse stock split):

Year		High	Low

2000	First Quarter	$8.626	$6.188
	Second Quarter	6.938	5.157
	Third Quarter	5.907	4.313
	Fourth Quarter	5.813	3.000
2001	First Quarter	4.500	2.813
	Second Quarter	2.730	1.875
	Third Quarter	3.500	2.550
	Fourth Quarter	3.100	2.120

     The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

     The closing bid price per share as of March 1, 2002 was $2.80 and there were approximately 28 stockholders of record as of that date. The number of record holders was determined from the records of the Company’s transfer agent and does not include beneficial owners of Common Stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

     Except for an S Corporation distribution during 1996, the Company has never paid cash dividends on its Common Stock. The Company presently intends to retain all future earnings for the operation and expansion of its business and, accordingly, the Company does not anticipate that any dividends will be declared or paid on the Common Stock for the foreseeable future. In addition, the Company’s existing bank credit facility restricts the Company’s ability to declare or pay cash dividends on its common stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company’s financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

Item 6. Selected Financial Data

     The following selected financial data with respect to the Company’s statements of income (loss) and comprehensive income (loss) for the years ended December 31, 1997, 1998, 1999, 2000 and 2001 and the balance sheet data as of December 31, 1997, 1998, 1999, 2000 and 2001 are derived from the Financial Statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The following data should be read in conjunction with the Financial Statements of the Company and the related notes thereto and Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,

	1997	1998	1999	2000	2001

		(in thousands, except per share data)
STATEMENTS OF INCOME (LOSS) DATA FOR THE YEAR:
Net revenue	$20,035	$34,540	$44,598	$45,826	$43,561
Income (loss) before cumulative effect of a change in accounting principle	3,409	4,171	656	(1,264)	(9,367)
Cumulative effect of a change in accounting principle(2)	—	634	—	—	—
Net income (loss)	3,409	3,537	656	(1,264)	(9,367)
Pro forma net income (loss)(1)	3,267	3,537	656	(1,264)	(9,367)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$1.72	$1.64	$0.29	$(0.60)	$(4.48)
Cumulative effect of a change in accounting principle	—	$(0.25)	—	—	—
Net income (loss)	$1.72	$1.39	$0.29	$(0.60)	$(4.48)
Pro forma net income (loss)(1)	$1.65	$1.39	$0.29	$(0.60)	$(4.48)
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$1.69	$1.62	$0.29	$(0.60)	$(4.48)
Cumulative effect of a change in accounting principle	—	$(0.25)	—	—	—
Net income (loss)	$1.69	$1.37	$0.29	$(0.60)	$(4.48)
Pro forma net income (loss)(1)	$1.62	$1.37	$0.29	$(0.60)	$(4.48)
Weighted average shares outstanding:
Basic	1,978	2,538	2,302	2,098	2,091
Diluted	2,017	2,573	2,302	2,098	2,091
BALANCE SHEET DATA AT YEAR END:
Total assets	$64,836	$71,502	$64,657	$64,204	$54,136
Long-term debt including current maturities	$1,495	$2,920	$1,853	$2,214	$350

(1)	Pro forma adjusted to reflect a 39% income tax rate as if the Company were taxed for the entire year as a C Corporation for 1997.
(2)	The Company adopted SOP 98-5 which requires expensing of development and start-up costs as incurred and wrote off the capitalized development costs as of December 31, 1998. Development costs are expensed as incurred in all subsequent periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Overview

     The Company opened its first Dental Center in May 1992 and, since then, has added 63 internally developed and 55 acquired Dental Centers, net of consolidations and closings. The Company derives its revenue through fees earned from the Coast P.A. for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of December 31, 2001, 146 Coast Dentists were employed by the Coast P.A., serving approximately 700,000 patients. In the near future, the Company plans to grow by utilizing existing excess capacity. Once the excess capacity is optimized, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Pursuant to the Services and Support Agreements with the Coast P.A., the Company provides management services and support to facilitate the development and growth of Dental Centers. Operating expenses incurred by the Dental Centers, with the exception of compensation and benefits to the Coast Dentists and dental hygienists, are expenses of the Company. The services and support fees earned by the Company from the Coast P.A. have historically ranged from 65% to 76% of the Dental Centers’ gross revenue, net of refunds, adjustments and discounts. The Company is dependent upon the future success of the Coast P.A. and the ability of the Coast P.A. to grow with the Company. The services and support fees between the parties have been and may be revised from time to time based upon negotiations between the Company and the Coast P.A. Amendments to the Service and Support Agreements are approved by the Company’s Audit Committee, which is comprised of independent directors. Effective February 1, 1999, the services and support fees were adjusted to 73% of the Dental Centers’ gross revenue. The Audit Committee approved a further adjustment to the services and support fees beginning in January 1, 2000, to 67% of the Dental Centers’ gross revenue. The service and support fee was 67% for the entire year in both 2000 and 2001.

Recent Developments

General Update

     During 2001, the Company and the Coast P.A. embarked upon several new initiatives, some of which are described in more detail later in this section, to help return the Company to profitability and to better position the Company if this turnaround is achieved. As noted in previous filings, there is excess capacity in existing Dental Centers, which the Coast P.A. believes it can best utilize by increasing the number of dental professionals in these Dental Centers. During the year, the Coast P.A. has made significant progress toward increasing the number of dental professionals, increasing the number of days each week that Dental Centers serve patients and increasing the number of hours each day that Dental Centers are open. Each of these accomplishments improves the Company’s ability to increase net revenue, leverage the fixed costs associated with each Dental Center and improve profitability. The Company has assisted the Coast P.A. in focusing its advertising approach to attract higher margin fee-for-service and private insurance business to replace the lower margin managed care business it elected to de-emphasize and grow net revenue. In addition to shifting the advertising and marketing approach, the Company has worked with the Coast P.A. on the development and implementation of its own, branded discount plan, Coast Smile Plus. The purpose of this plan is to attract patients that do not have dental insurance and develop a loyalty by offering a discount from full fee-for-service pricing which is comparable to private insurance pricing. As described later in this section, the Company and the Coast P.A. have arranged for a national financial institution to provide financing to patients of the Coast P.A. who meet the financial institution’s criteria for lending. As also described later in this section, the Company and the Coast P.A. have made significant progress in the rollout of the Dentist Equity Model. In the first two months of 2002, these initiatives have had a favorable impact on the net revenue of the Company due to a marked improvement in the Coast P.A.’s level of productivity. Net revenues for the two months ended February 2002 averaged $4.5 million per month (unaudited) as compared to the average of $3.6 million per month for the comparable period in 2001 or a 23% increase. Earnings before interest, income taxes, depreciation, amortization and dental center closing and impairment charges (EBITDA) for the two months ended February 2002 was $1.0 million (unaudited) compared to ($0.3) million for the comparable period in 2001.

Capacity Utilization

     In an effort to utilize its excess capacity, increase gross revenues and improve profitability, commencing in July 2001 the Coast P.A. hired 39 (net) dentists in the second half of 2001, increasing the number of Coast Dentists from 107 at June 30, 2001 to 146 at December 31, 2001, representing an increase of 36%. The average Coast P.A. gross revenues per month has correspondingly increased from approximately $5.1 million in the month of June 2001 to approximately $6.5 million in the month of February 2002, representing an increase of 29%.

     The increase in net revenues to the Company from more dentists along with a change in the payor mix toward higher margin fee-for-service and private insurance business and away from managed care business has also increased the Company’s profitability. As stated previously, EBITDA for the two months ended February 2002 is approximately $1.0 million (unaudited) compared to $0.3 million for the comparable period in 2001. In the period from December 2000 to February 2002, the payor mix has been successfully shifted from 57% managed care to 33% managed care. For the month of February 2002, 67% of the Coast P.A.’s gross revenues are derived from fee-for-service and private insurance business, up significantly from 43% as of December 2000.

Patient Financing Program

     In late January 2002, a private label, Coast Dental revolving credit program sponsored by a national financial institution became available to patients of the Coast P.A. who meet certain minimum credit standards. The Company believes that this program will increase incremental revenues because it provides an additional payment option to patients of the Coast P.A. who otherwise might avoid or delay the Coast P.A. treatment plan, or accept a lower cost or less effective treatment due to the lack of ability to pay for the preferred treatment at the time the service is rendered. In addition, the Company believes this program will assist the Coast P.A. in reducing its exposure to future patient accounts receivable and help to improve overall cash flow. There are a few basic financing options available to patients at all times, with promotional-type credit deals added several times during the year. In addition, the Company is working with the national financial institution to develop and implement a pre-approved credit program that will reduce patient wait time in the office while credit lines are approved. The early results of this program have been very positive. During the first eight weeks of the program, patients using this financing option have charged approximately $1,000,000 of gross revenue. The average patient transaction utilizing the financing program has been approximately 6.5 times higher than the overall average patient transaction.

Coast Smile Plus Membership and Discount Plan

     The Coast P.A. implemented a membership and discount plan called Coast Smile Plus in 2001. Patients joining the membership plan can access a reduced fee schedule. The pricing of the fee schedule offered to members is discounted from fee-for-service pricing but is competitive with the pricing collected from private insurance payors and higher than pricing from managed care payors. The goal of this membership program is to build loyalty and generate repeat business for the Dental Centers. Also effective February 2002, membership fees and all dental services purchased by Coast Smile Plus members can be charged on the Coast Dental financing program. In 2001, this membership and discount program was piloted and memberships were sold passively through point-of-sale marketing in the Dental Centers. Without any external marketing programs, approximately 19,700 memberships were generated in 2001. The Coast P.A. generated $3.3 million in gross revenue from Coast Smile Plus members or 5% of its 2001 gross revenue. In 2002, the Company and the Coast P.A. are implementing an initiative to market the Coast Smile Plus membership and discount plan to large organizations, large employers and traditional distribution channels for supplemental insurance and discount medical programs. The Company is optimistic that this initiative will expand the Coast P.A.’s patient list, further diversify its payor mix with business that has higher margins than managed care payors and generate a new cash flow stream.

Dental Center Closings

     The Company continuously evaluates the performance of its Dental Centers. In the fourth quarter of 2001, the Company closed eight (8) previously acquired Dental Centers that were under-performing, five (5) of which had lease expirations in the near future. In connection with these closures, the Company recognized a non-cash charge of approximately $2.75 million in the fourth quarter of 2001. Prior to the impact of this non-cash charge, these eight (8) Dental Centers, in 2001, had combined gross losses of approximately $365,000. The Company believes that closing these Dental Centers will improve the overall financial performance of the Company in 2002 and beyond while allowing management to focus its efforts on improving the performance at Dental Centers that remain open.

Managed Care Update

     During the latter part of 2000, the Coast P.A. began notifying managed care companies that it would continue to provide service to existing members but would not accept new members to the managed care roster (known as “panels”) in any of its Dental Centers until re-negotiations had occurred. A thorough review of utilization data revealed that the majority of patient visits consisted of managed care patients, yet the fees earned in connection with this business were below that of discounted fee-for-service patients. This resulted in in-depth discussions with each of the managed care companies. In some cases, agreements were reached whereby the panels were reopened. In other situations, agreements could not be reached and the panels remained closed as discussions continued or the contracts were terminated.

     Since December 31, 2000, agreements have been terminated with 11 managed care companies. Two of these companies were more significant to the Coast P.A.’s operation while the remainder were smaller and less significant. The gross revenue lost to the Coast P.A. as a result of these terminations was approximately $13.9 million, which represents approximately $9.3 million in net revenue to the Company. The Company continues to believe that, over time, this lower margin business can be completely replaced with higher margin fee-for-service and indemnity business provided the proper focus is placed on marketing and patient financing programs to attract these types of patients and provide the source of payment they desire. Management believes that net revenue lost from these managed care contracts can be replaced with a smaller number of patients, but recognizes that this replacement will take time, is not assured and has and will continue to represent a risk to revenue, profitability and cash flow of the Company. In 2001, this managed care business began to be replaced as fee-for-service and private insurance gross revenues of Coast P.A. increased approximately $10.5 million (an approximate 23% increase in non-managed care production), which represented a net revenue increase to the Company of approximately $7.0 million.

Dentist Equity Model

     Due to issues apparent in the dental practice management sector relative to maximizing dentists’ long-term productivity and commitment to the success of such relationships, the Company has structured, with the Coast P.A., a significant change in the overall Dental Center business model. The Coast P.A., with the assistance of the Company, developed a dentist equity model (the “Equity Model”) whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. This opportunity was previously unavailable to a Coast Dentist. The purpose of this change in operating model is to provide affiliated dentists the opportunity to satisfy certain long-term career goals and thereby address the retention and motivational concern that the Coast P.A., and the dental practice management industry in general, is facing. Hygienist retention, while once a point of concern as well, has been mitigated for the Coast P.A. by a change in the compensation structure. Since the date of compensation structure conversion, hygienist retention and productivity has been at an all-time high for the Coast P.A.

     During the third quarter of 2001, the Coast P.A., with the assistance of the Company, began the rollout of the Equity Model. Under the Equity Model, a dentist has the opportunity to acquire up to a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. The dentist acquires an ownership interest in certain of the assets of the Dental Center and finance all or a portion of the purchase price with a secured note payable. The general terms of the notes are seven years at 10% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The resulting Dental Centers will continue to operate under the existing Services and Support Agreement with the Company. Continued rollout of the Equity Model is dependent upon reaching agreements with selected dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Equity Model, if implemented, will have on the Company’s overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, cash flows of the Company in currently profitable Dental Centers can initially decline. As of December 31, 2001, ten (10) Dental Centers were converted to the Equity Model and, as of March 1, 2002, three (3) additional Dental Centers were converted.

     Through March 1, 2002, three (3) additional Dental Centers have been converted to the Equity Model, increasing the number of Dental Centers operating under the Equity Model to 13. In the seven month period from August 1, 2001 to March 1, 2002, the Company and the Coast P.A. have converted 11% of the Dental Centers to the Equity Model. The Company expects to convert several more Dental Centers to the Equity Model during the remainder of 2002.

     To date, the Company has experienced a favorable impact from the implementation of the Equity Model. The Company’s gross profit percentage for the 13 Dental Centers that have been converted through March 1, 2002 is approximately twice the gross profit percentage of the Company as a whole. This reflects both increases in net revenues and the controlling of variable costs at the Dental Centers.

     During 2001 and through March 1, 2002, the sale of interests in the Dental Centers was structured as a sale of a portion of the tangible and intangible assets of each Dental Center. The Company owns the tangible assets and the Coast P.A. owns the intangible assets. For each interest sold, the Company sold a portion of the Dental Center’s tangible assets to the dentist and a portion to the Coast P.A. The Coast P.A. sold a portion of its intangible Dental Center assets to the dentist. The Coast P.A. and the dentist then contributed their respective tangible and intangible assets to a newly formed professional association.

     During 2001, the Company sold the tangible assets at their net book value, which approximated market value, totaling approximately $833,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $833,000 in the form of cash ($29,000), notes receivable from dentists (approximately $224,000) and a management fee receivable from the Coast P.A. (approximately $580,000). Subsequently, the Coast P.A. assigned its notes receivable of approximately $700,000 (arising from the dentists for the purchase of the Coast P.A.’s intangible assets) to the Company in exchange for a $700,000 reduction to the management fee receivable from the Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling approximately $924,000 from these transactions. The short- term notes receivable totaling approximately $65,000 are at 10% for periods of three to five months and require monthly payments of principal and interest. The long-term portion of the notes receivable totaling $859,000 is at 10% with a term of seven years, with the first year requiring monthly payments of interest only. After the initial year of the term, payments of principal and interest are required monthly.

     From January 1, 2002 through March 1, 2002, the Company sold the tangible assets at their net book value, which approximated market value, totaling approximately $305,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $305,000 in the form notes receivable from dentists (approximately $76,000) and a management fee receivable from the Coast P.A. (approximately $229,000). Subsequently, the Coast P.A. assigned its notes receivable of approximately $149,000 (arising from the dentists for the purchase of the Coast P.A.’s intangible assets ) to the Company in exchange for an approximate $149,000 reduction to the management fee receivable from the Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling approximately $225,000 from these transactions. The short-term notes receivable totaling $22,500 are at 10% for periods of three to five months and require monthly payments of principal and interest. The long-term portion of the notes receivable totaling $202,500 is at 10% with a term of seven years, with the first year requiring monthly payments of interest only. After the initial year of the term, payments of principal and interest are required monthly.

New Nasdaq Small Cap Market Listing

     On July 17, 2001, the Company moved the listing of its common stock from NASDAQ's National Market and began trading on NASDAQ's Small Cap Market.

Potential Recapitalization Abandoned

     Late in 2000, an offer was presented to the Board of Directors to consider a potential recapitalization transaction with a proposed corporate redemption of substantially all of the shares representing the unaffiliated public float. An independent committee of the Board (“independent committee”) was formed to consider the offer. The offer was evaluated and given due consideration by the independent committee. The independent committee hired legal counsel and other advisors and negotiated terms in connection with the offer which, upon completion, would have provided a premium to current market value for these unaffiliated stockholders and would have resulted in the Company going private.

     In late March 2001, this proposed transaction was abandoned due to difficulties in obtaining financing necessary to consummate the potential transaction. The total cost incurred by the Company was approximately $800,000, approximately $670,000 of which was recorded as an expense to the Company during the first quarter of 2001 (the remainder was reflected in the 2000 financial statements).

Growth Information

     The Company took a very significant step beginning in 1998, shifting from an acquisition model to a development model. Management began to emphasize the opening of internally developed (de-novo) Dental Centers and placed less emphasis on acquiring Dental Centers. While the growth of the patient base of the de-novo Dental Centers has been slower than anticipated, which has negatively impacted its financial performance, management is committed to this strategy and continues to believe it is the best long range strategy. The Company believes that as a result of its cost effective growth, principally through the development model, and relatively debt free balance sheet, it is in the financial position to maintain a reduced level of external growth in 2002, and to achieve long term growth in a more cost effective and productive manner.

     The Company opened 17 internally developed Dental Centers in 1999 in Florida, Georgia and Tennessee. The Company did not open any internally developed Dental Centers in 2000. During 2001, the Company opened two (2) internally developed Dental Centers, one each in the Atlanta, GA and the Nashville, TN markets. The average cost, to the Company, of an internally developed Dental Center has been approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. The Company anticipates opening a minimal number of new Dental Centers during 2002.

     During 1999, the Company and Coast P.A. added 11 acquired Dental Centers located in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. The Company and Coast P.A. did not acquire any Dental Centers during 2000 and 2001.

     During 1999, the Company consolidated one previously acquired Dental Center into an existing Dental Center. During 2000, the Company consolidated twelve (12) Dental Centers into six (6) Dental Centers to take advantage of changing market demographics. In the fourth quarter of 2001, the Company closed eight (8) previously acquired Dental Centers. A non-cash charge of approximately $2.75 million was recognized in the fourth quarter of 2001 for these Dental Center closings to provide for the related asset impairment and remaining lease and facilities commitments. In each of these situations, the surrounding market demographics had evolved to the extent that it had become increasingly difficult to effectively attract the desired caliber of dental professionals and patients.

     The Coast P.A. derives the majority of its gross revenue from a combination of sources, including fees paid directly by patients, private insurance reimbursements and fees resulting from managed care arrangements.

     The following table outlines the historical payor mix for the Coast P.A.’s gross revenue for the periods presented, which is not necessarily indicative of the Company’s expected payor mix performance. The Company earns its net revenues by providing service and support to the Coast P.A. This fee has historically been a percentage of the Coast P.A.’s gross revenue.

	Years Ended December 31,

Payor Mix	1999	2000	2001

Self-pay (Fee-for-service)	33%	25%	32%
Managed Care (HMO’s)	55	57	41
Private insurers (Indemnity and PPO insurance)	11	18	27
Medicaid	1	—	—

Total	100%	100%	100%

B. Results of Operations

     The following table sets forth, as a percentage of the Company’s net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company’s statements of income (loss) for the years indicated. The performance of the Company during these years is not indicative of future financial performance results or condition (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments).

	Years Ended December 31,

	1999	2000	2001

Net revenue	100.0%	100.0%	100.0%

Dental Center expenses:
Staff salaries and employee costs	37.6	42.0	40.8
Dental supplies and lab fees	15.6	18.4	18.6
Advertising	6.6	4.0	4.9
Rent and occupancy	15.2	15.8	16.5
Depreciation	5.5	6.8	7.6
Other expenses	2.9	3.4	3.9

Total Dental Center expenses	83.5	90.4	92.3

Gross profit	16.5	9.6	7.7
General and administrative expenses	12.6	11.9	18.4
Depreciation and amortization expense	2.9	2.8	3.0
Dental Center closings and impairment charge	—	—	8.5

Operating profit (loss)	1.0	(5.1)	(22.2)
Interest income, net	1.3	0.7	0.3

Income (loss) before income tax expense (benefit)	2.3	(4.4)	(21.9)
Income tax expense (benefit)	0.9	(1.8)	(0.4)

Net income (loss)	1.4%	(2.6)%	(21.5)%

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net revenue. Net revenue decreased $2.3 million or 4.9% from $45.8 million for the year ended December 31, 2000, to $43.6 million for the year ended December 31, 2001. The decline in net revenue is attributable to the Coast P.A.’s termination of relationships with certain managed care companies. These terminations represented a loss of approximately $9.3 million in net revenue to the Company in 2001 compared to 2000. However, this lost net revenue was partially offset by an increase of approximately $7.0 million in net revenue from non-managed care business, which is consistent with the strategy to pursue this higher margin business. It is the Company’s expectation that declines in net revenue from the termination of certain lower margin managed care contracts will continue to be offset by increases in net revenues from higher margin fee-for-service and private insurance sources. The Company believes that the net impact of fewer Dental Centers, as a result of the previously discussed Dental Center closings, and the increase in the number of affiliated dentists will result in an increase in net revenue to the Company.

     Staff salaries and employee costs. Staff salaries and employee costs decreased $1.5 million or 7.8% from $19.3 million for the year ended December 31, 2000, to $17.8 million for the year ended December 31, 2001. The decrease is attributable to the management of staffing levels in accordance with the anticipated volume of business. During late 2000, in anticipation of the termination of certain managed care contracts, the Company began evaluating the staffing levels at each Dental Center in relation to the anticipated reduction in business volume. As 2001 progressed, this evaluation continued, both in light of the termination of additional managed care contracts and the added patient volume from other payor groups. The Company plans to continue this evaluation process to assure that the appropriate level of staffing is in place to grow the business at each Dental Center and meet the needs of patients without employing excess staff.

     Dental supplies and lab fees. Dental supplies and lab fees decreased $0.4 million or 4.3%, from $8.4 million for the year ended December 31, 2000, to $8.1 million for the year ended December 31, 2001. This decrease is primarily attributable to a decline in the cost of internal and external crown, bridge and denture lab fees. This reduction in cost is primarily attributable to the use of Coast P.A. preferred dental labs by doctors who previously had been using alternate sources. Typically, it takes some time for dentists to adjust to the use of preferred labs versus the alternative sources. The use of preferred labs results in lower overall lab costs. Lab costs declined from 12.8% of net revenue in 2000 to 12.3% of net revenue in 2001. It is the intention of the Company to continue to assist the Coast P.A. in sourcing and negotiating the best value and to take advantage of industry technological improvements to continue to lower both supply costs and lab fees.

     Advertising. Advertising expense increased $0.3 million or 16.2% from $1.8 million for the year ended December 31, 2000, to $2.1 million for the year ended December 31, 2001. The increase in advertising costs is attributable to the strategy to increase fee-for-service and private insurance business. The increase, as a percent of net revenues, is from the reduction in net revenue associated with the termination of certain managed care contracts. Advertising campaigns were increased to attract fee-for-service and private insurance patients to the Dental Centers. The Company expects that this cost will continue to increase in the future as this campaign to attract fee-for-service and private insurance patients continues. In addition, the launching of a patient financing program with a national financial institution whereby this financial institution will provide financing to patients meeting its credit approval ratings. There will be additional advertising and marketing costs associated with this program as it is implemented. The Company believes that the increased revenue derived from these marketing campaigns will be sufficient to cover the cost of this increased advertising.

     Rent and occupancy. Rent and occupancy expense decreased by approximately $40,000 or 0.6%. These expenses changed only moderately due to the fact that these costs are relatively fixed and there were minimal changes in the number of offices under lease during 2001. The Company expects that this cost will decline as a percentage of net revenue in future years as a result of anticipated increases in net revenue and the cost reduction, in future years, associated with the closing of certain Dental Centers, as noted previously.

     Depreciation. Depreciation expense at the Dental Centers increased $0.2 million or 5.4% from $3.1 million for the year ended December 31, 2000, to $3.3 million for the year ended December 31, 2001. The increase was caused by the full year depreciation impact in 2000 of the $4.1 million of assets added during 2000 and the half year impact of depreciation related to the $0.9 million of assets acquired during 2001. The Company expects depreciation will remain at the same general level in 2002. Depreciation expense will decline slightly due to the assets written down and disposed of in connection with the eight (8) Dental Centers closed during the fourth quarter of 2001 as well as the assets sold in connection with the Equity Model conversions. However, this will be offset by the full year impact of asset purchases made during 2001 as well as the half-year impact of assets that are planned for acquisition during 2002.

     Other expenses. Other expenses increased $0.1 million or 8.5% from $1.6 million for the year ended December 31, 2000, to $1.7 million for the year ended December 31, 2001. This increase is primarily attributable to the rising cost of property and liability insurance coverage. Management anticipates that Dental Center other expenses will continue to rise slightly in future years.

     General and administrative expenses. General and administrative expenses increased $2.6 million or 47.6% from $5.4 million for the year ended December 31, 2000, to $8.0 million for the year ended December 31, 2001. This increase is attributable to increased costs associated with professional fees, salaries, vacation and recruitment. The amount of the increase attributable to professional fees was approximately $1.9 million. Included in this increase are the costs associated with the abandoned recapitalization plan of approximately $670,000 as well as costs associated with the Company’s portion of the Equity Model and other legal matters and pending litigation. Salaries increased as the Company has attracted experienced management personnel in the areas of operations, information technology and human resources. Vacation costs for the corporate staff have risen as a result of the low level of turnover at the corporate office. Finally, recruiting costs have increased significantly as the Company assisted the Coast P.A. with dentist and hygienist recruiting efforts in the form of mailers, brochures and advertisements. The Company anticipates that these costs will decline in dollars and percentage of net revenue in 2002 as certain cost containment initiatives are fully implemented, as net revenues increase and the need for dentists at the Coast P.A. is reduced from 2000 and 2001 levels.

     Depreciation and amortization. Depreciation and amortization expenses increased 1.2% from December 31, 2000. The cost approximated $1.3 million for both the year ended December 31, 2000 and the year ended December 31, 2001. Management anticipates that this cost will decline in 2002 due to the intangible assets that have been written off in the fourth quarter of 2001 in connection with the Dental Center closings and the impairment charge.

     Dental center closings and impairment charge. The Company continuously evaluates the performance of its Dental Centers. In the fourth quarter of 2001, eight (8) previously acquired Dental Centers were closed. The Dental Centers were under-performing and five (5) of these Dental Centers were nearing the expiration of the respective lease agreements. In connection with these closings, the Company recognized a non-cash charge of approximately $2.75 million in the fourth quarter of 2001 to provide for the related asset impairments (fixed assets, leasehold improvements and intangible assets) and the remaining lease and facilities commitments. Of this charge, $0.4 million is for estimated lease and facilities commitments. The remainder of the charge is a write down of tangible and intangible assets with no future cash obligations. Prior to the impact of this charge, the combined negative gross profit of these Dental Centers in 2001 was approximately $365,000. The Company believes that closing these eight Dental Centers will improve the overall performance of the Company in 2002 and beyond while allowing management to focus its efforts on improving the performance at the Dental Centers that remain open.

     The Company evaluated the recoverability of its investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted cash flows. As a result of this evaluation, one Dental Center was impaired. An impairment charge of $0.9 million was recorded in the fourth quarter of 2001 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis with the carrying value.

     Interest income, net. Interest income, net, decreased 55.5% from $0.3 million for the year ended December 31, 2000, to $0.1 million for the year ended December 31, 2001. This decrease was caused by a decrease of the Company’s invested cash balances. This decline was partially offset by a reduction of interest expense due to the scheduled installment payments on Dental Center acquisition debt.

     Income taxes. For the year ended December 31, 2000, the Company recognized an income tax benefit of approximately $0.8 million compared to an income tax benefit of approximately $0.2 million for the year ended December 31, 2001. This change was attributable the Company’s discontinuation of recording an income tax benefit associated with tax losses and the recognition of a valuation allowance on substantially all deferred tax benefits. The income tax benefit reflected in 2001 represents only the current portion of the income tax receivable that the Company believes is collectible in accordance with current tax laws.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that will enable the Company to carryback a substantial portion of its net operating losses and obtain additional refunds of federal income taxes previously paid of approximately $1.0 million. The effect of the change in tax law will be reflected as a reduction in the valuation allowance and recognition of a tax benefit in 2002 when the law was enacted.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

     Net revenue. Net revenue increased 2.8% from $44.6 million for the year ended December 31, 1999, to $45.8 million for the year ended December 31, 2000. Gross revenue increased 12.0% to approximately $68.4 million in 2000. The increase in revenue is attributable to management’s focus on the improvement in productivity and the number of patient visits. Patient visits increased by 12.0% from 602,736 in 1999 to 674,920 in 2000. The difference in the percentages of increase for Net Revenue and Gross Revenue is due to the change in the management fee effective January 1, 2000. The Company and the Coast P.A. recognize that there is a downward pressure on the average patient transaction. This downward pressure has been created over time by an increased concentration of managed care patients and the drive by the

Coast P.A. to provide service to a greater number of patients. To counteract this pressure, the Coast P.A. has begun to hold and continues to hold, discussions with managed care companies. The purpose of these discussions is to increase the revenue derived from managed care patients and to find the proper balance between these and other types of patients.

     Staff salaries and employee costs. Staff salaries and employee costs increased 14.9% from $16.8 million for the year ended December 31, 1999, to $19.3 million for the year ended December 31, 2000. This increase in staff salaries was caused, in part, by annual increases and in part by an increase in Dental Center regional management and Dental Center staffing. During 1999, the Company introduced a new level of management. The Regional Vice President of Operations position was created midway through the year. As of December 31, 1999, three such positions had been filled. One for half the year and the remaining two for the fourth quarter. As of December 31, 1999, one such position was vacant. Early in 2000, the fourth position was filled and all four positions remained filled throughout 2000. While no new Dental Centers were added during 2000, the Company continued to staff existing Dental Centers in anticipation of increased patient visits. This additional staffing also contributed to the increased level of Dental Center salaries. However, in the last quarter of 2000 and early 2001, the Company reduced Dental Center staffing, which is expected to have a positive effect on the overall costs related to staffing in 2001.

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

     Advertising. Advertising expense decreased 38.2% from $3.0 million for the year ended December 31, 1999, to $1.8 million for the year ended December 31, 2000. This decrease is due to the decision, effective January 1, 2000, to curtail the use of television advertising as a means of attracting customers. The Company entered into the television advertising arena on a test basis during the third quarter of 1998 and on a company-wide basis during the fourth quarter of 1998. The television campaign remained in effect during all of 1999.

     Rent and occupancy. Rent and occupancy expense increased 6.9% from $6.8 million for the year ended December 31, 1999, to $7.2 million for the year ended December 31, 2000. This increase was caused primarily by the full year impact of the 11 acquired and 17 internally developed Dental Centers added in 1999. Minor amounts of increased rent have been incurred for relocated Dental Centers and Dental Centers where lease options have been accepted and additional space added to allow for expansion. The latter situation has only been executed for Dental Centers where the location is suitable to the business, growth is strongly anticipated, but the existing capacity is not adequate. Generally, these expansion situations relate to other, smaller Dental Centers.

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

     Interest income, net. Interest income, net, decreased 48.2% from $0.6 million for the year ended December 31, 1999, to $0.3 million for the year ended December 31, 2000. This decrease was caused primarily by a decrease of the Company’s invested cash balances. This decline was partially offset by a reduction of interest paid due to the repayment of notes payable issued as part of the consideration for certain acquisitions.

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

C. Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. The Company had no available-for-sale investments at December 31, 2001. At December 31, 2000, the Company had cash, cash equivalents and available-for-sale investments totaling $7.9 million for a year-to-year reduction of $5.4 million. These funds were used to fund operations and capital expenditures and pay down the credit facility and other indebtedness.

     The Company and Bank of America, N.A. amended the existing revolving credit facility during the year, reducing the aggregate credit line available for working capital needs and Dental Center expansion from $20.0 million to $5.0 million, in order to reduce the fees associated with the unused portion of the facility. The Company paid down all amounts previously drawn under the credit facility in August 2001 utilizing $2.5 million of its cash and cash equivalents. The credit facility is a revolver, maturing November 4, 2002, with interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. The margin percentage, as well as certain performance covenants, is based upon funded debt to EBITDA ratios. As of December 31, 2001, the Company has no outstanding balance on this facility. Under the terms of the 2001 amendment, no funds will be available to the Company under this facility until such time as the Company meets certain EBITDA performance levels and maintains acceptable funded debt to EBITDA ratios. As of December 31, 2001, the Company has not met the financial performance levels required to be able to draw under the credit facility. With the credit facility expiring in 2002, the Company intends to seek further amendment of the existing credit facility on more favorable terms or obtain a replacement revolving credit facility with its current lender or an alternative commercial lender. There can be no assurance that the existing credit facility can be renewed or that a replacement credit facility can be obtained.

     In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national credit lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets. This commitment will provide another means to finance capital expenditures and thereby enhance the Company’s liquidity.

     On March 28, 2002 the Company entered into a commitment with a financial institution to provide a $2.5 million line of credit secured by a first lien on pledged deposits and split-dollar life insurance policy arrangements between the Company and Terek and Adam Diasti, who are officers and directors of the Company.

     During 2001, the Company incurred approximately $0.9 million in capital expenditures, primarily related to the renovation, relocation and consolidation of existing Dental Centers. The Company expects that capital expenditures during 2002 will approximate $1.0 million.

     As discussed in Management’s Discussion and Analysis – Recent Developments, the Company implemented a patient financing program through a national financial institution in January 2002. This program will accelerate the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related finance charges. Implementation of this program is expected to reduce the growth of the Coast P.A.’s accounts receivable and accelerate payment of the management fee receivable and therefore accelerate cash flows of the Coast P.A. and the Company, thereby enhancing the Company’s liquidity.

     As discussed in MD&A — Results of Operations, due to a tax law enacted in March 2002, the Company will carryback federal tax net operating losses to tax years 1997 and 1998 and generate an incremental tax refund of approximately $1.0 million that it expects to collect in the second quarter of 2002.

     Based upon the Company’s anticipated capital needs for operations of its business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, the $2.5 million line of credit, the anticipated federal tax refund and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2002. However, no assurance can be given that the Company's operations will generate sufficient cash, that the Company will receive the funds it anticipates from other sources, or that the Company will not incur additional costs and expenses related to litigation or other operational items. The Company could seek to finance growth and future operations through other credit sources to the extent they become available, and where desirable or necessary, through funding from the sale of debt or equity securities to the extent such funding is available. There can be no assurance that the existing credit facility can be renewed or that the replacement credit facility will close in the manner contemplated by the commitment.

     In the event the Company is unable to generate its expected cash flows, fails to receive or access expected funds, or incurs additional costs and expenses related to litigation or other operational items, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth. These constraints could be increased in the event the Company is unable to utilize its credit facility, particularly given the unlikelihood of achieving, in the foreseeable future, any or acceptable additional public financing and perhaps private financing, under current market and industry sector conditions.

Acquisitions

     The cost of an acquired Dental Center is typically based upon a negotiated percentage of the Dental Center’s historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. The Company plans to finance the addition of internally developed and strategically opportunistic acquired Dental Centers for the foreseeable future principally through existing cash and expected cash flow from operations and, to a lesser extent, from debt.

     During 1999, the Company and the Coast P.A. added 11 acquired Dental Centers in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Had these acquisitions occurred at the beginning of 1997, the additional net revenue earned by the Company would have been $0.8 million, $1.0 million and $0.4 million for 1997, 1998 and 1999, respectively. Additionally during 1999, the Company consolidated one previously acquired Dental Centers into an existing Dental Center.

     The Company added 17 internally developed Dental Centers in 1999 in Florida, Georgia and Tennessee, at an average cost of approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital.

     On March 6, 1998, the Company announced that it had reached an agreement with Mid Coast Dental Services, Inc., a Virginia corporation (“MCDS”) to provide financing for the development of Dental Centers in Virginia. The Company utilized a small portion of its cash reserves to build, equip and lease fully equipped Dental Centers to MCDS. The Company’s loans to MCDS were on a senior secured basis with interest and rentals providing income to the Company. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement was to be based on an agreed upon formula which approximated the fair value of MCDS. Effective April 1, 1999, the Company exercised this option and acquired nine Dental Centers from MCDS. The total purchase price was $1.4 million, consisting of $.8 million in cash and $.6 million in promissory notes and certain assumed liabilities. See Note 10-Related Party Transactions in the Notes to Financial Statements for further information.

Share Repurchases

     On February 10, 1999, the Company announced that its Board of Directors authorized the repurchase of up to 500,000 shares (166,667 shares after adjustment for one-for-three reverse split) of its outstanding common stock. On March 25, 1999, the Company announced that its Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 (166,167 post-split shares) to 1,500,000 (500,000 post-split) shares. At the Company’s Annual Meeting of Shareholders held on July 16, 2001, the Board of Directors authorized an increase to the previous share repurchase program from 1,500,000 shares (500,000 post-split) to 2,250,000 shares (750,000 post-split shares). The Company has been and may continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue until such time as the Company has acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from the Company’s officers or directors. As of December 31, 2001, the Company has repurchased 1,331,800 (433,933 post-split) shares for approximately $6.9 million. The Company has canceled these shares. Due to the lower level of cash, cash equivalents and available-for-sale investments at December 31, 2001, no share repurchase transactions are expected in 2002; however, any repurchases of stock would reduce cash and cash equivalent levels.

     The Company’s capital resources could also be significantly reduced by any material adverse results of the legal proceedings described in Note 11 to the financial statements.

Recent Pronouncements

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

     On June 29, 2001, Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” was issued. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS 141 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     On July 29, 2001, Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and certain intangible assets with indefinite lives, including assets of this nature recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company does not have any unidentifiable intangible assets or goodwill, accordingly the adoption of this standard will not have any impact on the Company's financial position, results of operations or cash flows. On an annual basis, and when there is reason to suspect that the carrying values of identifiable intangible assets have been diminished or impaired, identifiable intangible assets must be tested for impairment, and write-downs may be necessary.

     In October 2001, Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The provisions of this standard generally are to be applied prospectively. The Company will adopt SFAS No. 144 effective January 1, 2002 and is evaluating the impact of this adoption on its financial statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Critical Accounting Policies and Significant Estimates

     The Company’s business, significant accounting policies and contracts from which net revenues are derived are described in Notes 1, 2 and 4 of the Notes to Financial Statements. As disclosed in Note 2 of the Notes to Financial Statements, the preparation of financial statements in accordance with conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of the Company’s financial statements include estimates associated with the following matters:

•	The Company’s Services and Support Agreements with the Coast P.A. do not constitute a controlling financial interest in Coast P.A. and, accordingly the Company does not consolidate the gross patient revenues, results of operations, cash flows and other accounts of Coast P.A. in accordance with Emerging Issues Task Force 97-2.

•	The Company evaluates the recoverability of long-lived tangible and intangible assets of the Dental Centers based on its assessment of future cash flows and, where an impairment has occurred, the impairment loss is measured using estimated discounted cash flows. The Company’s judgment as to future cash flows and the discount rate used are significant estimates in making these recoverability evaluations.

•	The Company evaluates the recoverability of the management fee receivable from the Coast P.A. and has determined that this management fee receivable is fully collectible. If the financial condition of the Coast P.A. changes, resulting in an impairment of its ability to pay, an allowance may be necessary to reduce the carrying value of this asset to a net realizable value that is less than the carrying amount of the receivable.

•	The Company records a valuation allowance to reduce its net deferred tax assets to the amount that is more likely than not to be realized under enacted tax law. While the Company has considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event the Company were to determine that it would be able to realize more of its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax asset would increase reported income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of its net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Any changes in the assessment could be from internal circumstances or from favorable or unfavorable changes in future tax laws.

•	The Company has estimated the costs associated with the closure of eight (8) Dental Centers during the fourth quarter of 2001. The costs recorded in connection with these closings are based on recorded assets and liabilities, lease commitments and estimated costs to execute the plan. If actual costs are significantly more than expected, earnings will be reduced in 2002. Conversely, if actual costs are significantly less than expected, earnings could be improved in 2002.

     Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in some cases, market discount rates. The Company continuously re-evaluates these significant factors and makes adjustments where facts and circumstances dictate. Actual results could deviate, and possibly significantly, from those determined using the estimates described above.

     See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Section C. Liquidity and Capital Resources for further information.

     The Company has a relatively low level of long-term debt, and expects to finance future capital needs through available capital, anticipated future earnings, if obtained, and bank lines of credit, if accessible. The Company’s exposure to market risk for changes in interest rates is primarily in its cash equivalents and/or investment portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing cash equivalents and/or investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the year ended December 31, 2001, the Company earned investment income of approximately $226,000. If interest rates had been 1% lower than they were during the year, investment income would have been approximately $45,000 lower. The market risks associated with the investment portfolio exposure have not changed materially during the year.

SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K annual report, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Coast Dental Services,” “Company,” “we,” “our” and “us” refer to Coast Dental Services, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with the Company’s growth strategy;

(ii)	our anticipated future cash flows

(iii)	our liquidity and capital resources;

(iv)	our financing opportunities and plans;

(v)	our future performance and operating results;

(vi)	the Company’s future management fee; and

(vii)	the potential effect of the continued implementation of the Equity Model.

     Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

(ii)	continued reductions in the Company’s liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations or actions;

(iv)	any continued or increased losses, or any future ability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in business and in acquisitions;

(vi)	any negative results recognized with a change from the Company’s previous principal supplier of dental products and supplies;

(vii)	effect of further reduced cash position and future inability to access borrowings in current credit facility;

(viii)	any adverse impacts on our net revenue or operating margins due to the costs associated with increased growth at existing Dental Centers or any future increased managed care business having lower margins;

(ix)	the future continued relationship with and success of our professional association customers;

(x)	any further reduction of available borrowings under our credit facility and current lack of accessibility to our credit facility;

(xi)	any inability to achieve additional net revenue or earnings from the internally developed Dental Centers or new or combined internally developed Dental Centers;

(xii)	any material decrease in the services and support fees agreed to in the future between the Company and the Coast P.A.;

(xiii)	unanticipated costs and expenses resulting from our focus on internal efficiencies which impact margins;

(xiv)	any slow down in the number of patients or the services performed by Dentists which impacts revenue;

(xv)	any material decrease in the number of Dentists or hygienists available to service patients, would adversely affect productivity and impact overall net revenue;

(xvi)	resulting costs and any negatives, including any reduced net revenues, incurred with implementing the Equity Model;

(xvii)	any inability of the Coast P.A. to incentivize, motivate, retain and attract new dentists;

(xviii)	any future inability to substantially achieve the objectives expected from the successful implementation of the Equity Model;

(xix)	the impact of the Coast P.A.’s revised compensation plan on the performance of the Coast P.A.;

(xx)	the combined decline of public market interest in the Company’s business sector and the Company’s stock;

(xxi)	any future loss of the Company’s listing under NASDAQ Small Cap Market;

(xxii)	general economic and market conditions and combined general downturn in the economy;

(xxiii)	impact of loss of managed care business and inability to replace with higher margin business;

(xxiv)	inability to generate positive cash flows and continuance of, or increased, negative cash flows;

(xxv)	the potential impact of negative market influences on the Company’s portfolio of cash and cash equivalents;

(xxvi)	inability to improve dentist retention or adverse affects of dentist turnover at the Coast P.A.;

(xxvii)	any material decline in the number of patient visits at the Coast P.A.;

(xxviii)	any future inability of the Coast P.A.’s to attract dentists;

(xxix)	inability to successfully replace capitated managed care business with other forms of business;

(xxx)	inability to implement a successful expanded patient financing program;

(xxxi)	costs at the Dental Centers associated with the addition of 30 dentists in six months ended December 31, 2001, including the inability of such dentists to generate sufficient revenue;

(xxxii)	any inability of dentists (under the Equity Model) to pay their obligations under the secured notes receivable as they come due;

(xxxiii)	any inability to successfully defend against claims and litigation matters;

(xxxiv)	any inability to successfully improve revenue through the implementation of the patient financing program;

(xxxv)	any inability to generate sufficient revenue to meet the cost requirements associated with the patient financing program, any guarantee obligations, the marketing expense associated with this program or other marketing efforts or any other costs or expenses related to the program;

(xxxvi)	any inability to access the $2.5 line of credit;

(xxxvii)	any failure to receive the expected federal tax refund, and

     We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

COAST DENTAL SERVICES, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Director of
     Coast Dental Services, Inc.

We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the “Company”) as of December 31, 2000 and 2001, and the related statements of income (loss) and comprehensive income (loss), stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 2000 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March  28,  2002

COAST DENTAL SERVICES, INC.
BALANCE SHEETS

	December 31,

	2000	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,453,614	$2,545,770
Available-for-sale investments	5,353,381	—
Management fee receivable from Coast P.A	10,451,761	12,996,820
Notes receivable from Equity Doctors – current portion	—	20,504
Supplies, inventory and small tools	3,793,409	3,357,659
Prepaid expenses and other assets	705,957	507,542
Deferred tax asset	184,655	—

Total current assets	22,942,777	19,428,295
Property and equipment, net	21,082,037	17,609,994
Note receivable from Coast P.A., non-interest bearing	229,218	229,218
Notes receivable from Equity Doctors, net of current portion	—	798,900
Non-compete agreements, net of amortization $579,030 and $702,502, respectively	532,220	392,081
Dental services agreements, net of amortization of $2,211,156 and $2,986,533, respectively	17,143,459	13,414,809
Other assets	2,274,481	2,262,309

Total assets	$64,204,192	$54,135,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,014,053	$2,436,672
Accrued salaries and employee costs	1,130,338	1,329,485
Other accrued expenses	388,815	1,846,091
Current maturities of debt and capital lease obligations	1,863,495	257,520

Total current liabilities	6,396,701	5,869,768
Long-term debt and capital lease obligations, excluding current maturities	350,065	92,750

Total liabilities	6,746,766	5,962,518

Commitments and contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 50,000,000 share authorized, 6,289,958 and 2,091,223 shares issued and 6,286,384 and 2,091,223 shares outstanding, respectively	6,291	2,091
Additional paid-in capital	54,991,320	55,064,603
Retained earnings (deficit)	4,926,261	(4,440,400)
Unrealized loss on available-for-sale investments, net of income tax effect of $50,456	(82,323)	—

	59,841,549	50,626,294
Less: Stock option receivable from Coast P.A, non-interest bearing	(2,295,374)	(2,453,206)
Treasury stock, 1,191 and 0 shares, respectively	(88,749)	—

Total stockholders’ equity	57,457,426	48,173,088

Total liabilities and stockholders’ equity	$64,204,192	$54,135,606

The accompanying notes are an integral part of these financial statements

COAST DENTAL SERVICES, INC.
STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,

	1999	2000	2001

Net revenue	$44,597,715	$45,825,978	$43,561,255

Dental Center expenses:
Staff salaries and employee costs	16,762,218	19,251,805	17,758,979
Dental supplies and lab fees	6,975,182	8,449,766	8,089,068
Advertising	2,955,959	1,826,490	2,121,408
Rent and occupancy	6,775,521	7,244,695	7,201,360
Depreciation	2,466,744	3,137,217	3,305,852
Other expenses	1,288,417	1,576,126	1,710,136

Total Dental Center expenses	37,224,041	41,486,099	40,186,803

Gross profit	7,373,674	4,339,879	3,374,452
General and administrative expenses	5,622,786	5,435,995	8,024,709
Depreciation and amortization	1,300,690	1,289,645	1,305,299
Dental Center closings and impairment charge	—	—	3,703,330

Operating profit (loss)	450,198	(2,385,761)	(9,658,886)
Interest income, net	597,605	309,504	137,871

Income (loss) before income tax expense (benefit)	1,047,803	(2,076,257)	(9,521,015)
Income tax expense (benefit)	391,478	(812,317)	(154,354)

Net income (loss)	656,325	(1,263,940)	(9,366,661)
Unrealized (loss)/gain on available-for-sale investments	(106,393)	24,070	82,323

Comprehensive income (loss)	$549,932	$(1,239,870)	$(9,284,338)

Basic earnings (loss) per share:
Net income (loss)	$0.29	$(0.60)	$(4.48)

Diluted earnings (loss) per share:
Net income (loss)	$0.29	$(0.60)	$(4.48)

Weighted average number of shares outstanding:
Basic	2,302,054	2,097,611	2,091,223

Diluted	2,302,054	2,097,611	2,091,223

The accompanying notes are an integral part of these financial statements

COAST DENTAL SERVICES, INC.
STATEMENTS OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 1999, 2000 AND 2001

					Unrealized
			Retained		Gain /(Loss) on		Total
	Common	Additional Paid-	Earnings	Treasury	Securities Held	Stock Option	Stockholders'
	Stock	in Capital	(Deficit)	Stock	for Sale	Receivable	Equity

Balance on December 31, 1998	$7,622	$59,997,034	$6,603,397	$(88,749)	$—	$(1,429,928)	$65,089,376
Issuance of common stock upon exercise of options	1	6,127	—	—	—	—	6,128
Sale of stock options to Coast P.A.	—	10,905	—	—	—	(10,905)	—
Unrealized loss on securities held for sale	—	—	—	—	(106,393)	—	(106,393)
Purchase and retirement of common stock	(1,219)	(5,586,317)	(1,064,292)	—	—	—	(6,651,828)
Net income for the year ended December 31, 1999	—	—	656,325	—	—	—	656,325

Balance on December 31, 1999	6,404	54,427,749	6,195,430	(88,749)	(106,393)	(1,440,833)	58,993,608
Sale of stock options to Coast P.A.	—	854,541	—	—	—	(854,541)	—
Unrealized gain on securities held for sale	—	—	—	—	24,070	—	24,070
Purchase and retirement of common stock	(113)	(290,970)	(5,229)	—	—	—	(296,312)
Net loss for the year ended December 31, 2000	—	—	(1,263,940)	—	—	—	(1,263,940)

Balance on December 31, 2000	6,291	54,991,320	4,926,261	(88,749)	(82,323)	(2,295,374)	57,457,426
Cancellation and issuance of shares in connection with 1 for 3 reverse stock split	(4,196)	4,196	—	—	—	—	—
Cancellation of treasury shares	(4)	(88,745)	—	88,749	—	—	—
Sale of stock options to Coast P.A.	—	157,832	—	—	—	(157,832)	—
Unrealized gain on securities held for sale	—	—	—	—	82,323	—	82,323
Net loss for the year ended December 31, 2001	—	—	(9,366,661)	—	—	—	(9,366,661)

Balance on December 31, 2001	$2,091	$55,064,603	$(4,440,400)	$—	$—	$(2,453,206)	$48,173,088

The accompanying notes are an integral part of these financial statements

COAST DENTAL SERVICES, INC.
STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	1999	2000	2001

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$656,325	$(1,263,940)	$(9,366,661)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	3,767,434	4,426,862	4,611,151
Dental Center closings and impairment charge	—	—	3,703,330
Other	(148,750)	196,895	159,407
Deferred income tax expense (benefit)	740,963	(364,747)	184,655
Changes in operating assets and liabilities:
Increase in management fee receivable from Coast P.A.	(4,629,025)	(587,701)	(2,665,296)
Decrease in note receivable from Coast P.A.	—	300,000	—
(Increase) decrease in supplies, inventory and small tools	(1,115,062)	(196,795)	7,446
Decrease (increase) in prepaid expenses and other assets	557,863	(166,949)	198,415
Increase in accounts payable and accrued expenses	137,645	902,926	658,739

Net Cash (Used in) Provided by Operating Activities	(32,607)	3,246,551	(2,508,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(6,976,021)	(4,128,110)	(1,042,571)
Proceeds from sale of property and equipment	—	—	21,054
Repayments of notes receivable from Equity Doctors	—	—	142,596
Acquired assets, including intangible assets	(2,791,688)	(93,334)	(22,373)
Purchase of available-for-sale investments	(20,000,000)	(276,726)	—
Sale of available-for-sale investments	25,552,422	3,049,850	5,353,381
(Increase) decrease in other assets	(601,939)	(428,367)	12,173

Net Cash (Used in) Provided by Investing Activities	(4,817,226)	(1,876,687)	4,464,260

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from exercise of stock options	6,128	—	—
Purchase of treasury stock	(6,651,828)	(296,312)	—
Proceeds from long term debt	374,333	1,000,000	1,675,522
Payments on long term debt	(1,359,484)	(596,807)	(3,526,246)
Payments on capital leases	(81,496)	(42,749)	(12,566)

Net Cash (Used in) Provided by Financing Activities	(7,712,347)	64,132	(1,863,290)

(Decrease) Increase in Cash and Cash Equivalents	(12,562,180)	1,433,996	92,156
Cash and cash equivalents at beginning of period	13,581,798	1,019,618	2,453,614

Cash and cash equivalents at end of period	$1,019,618	$2,453,614	$2,545,770

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid for interest	$183,941	$113,242	$178,577
Cash paid (received) for income taxes	$540,080	$(756,732)	$(154,385)
Non-cash stock option receivable from Coast P.A.	$10,905	$854,541	$157,832
ASSET DISPOSALS:
Book value of assets disposed	$—	$—	$510,210
Notes receivable	$—	$—	$(953,500)
Supplies, inventory and small tools	$—	$—	$323,053
Management fee receivable	$—	$—	$120,237

The accompanying notes are an integral part of these financial statements

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

     Coast Dental Services, Inc. (the “Company”), a Delaware corporation, provides dental practice management services to the Coast Florida, P.A. and Coast Dental Services, P.A. (collectively, the “Florida P.A.”), Coast Dental Services of Georgia, P.C. (“Coast Georgia P.A.”), Coast Dental Services of Tennessee, P.C. (“Coast Tennessee P.A.”) and Adam Diasti, D.D.S. & Associates, P.C. (“Coast Virginia P.A.”) (collectively, the “Coast P.A.”). The Coast P.A. is a related party – See Notes 4 and 10. The Company has entered into a services and support agreement with each entity included in the Coast P.A. (the “Services and Support Agreements”) whereby the Company provides certain management support services to the Coast P.A. in return for a services and support fee. The Coast P.A. employs dentists and dental hygienists and provides all of the dental services to patients. At December 31, 2001, the Company operated 118 dental centers in Florida, Georgia, Tennessee and Virginia.

     Pursuant to the Services and Support Agreements, the Company earns a service and support fee from the Coast P.A. based on the gross revenues of the Coast P.A. and the Coast P.A. retains the remaining gross revenues for dentist and hygienist compensation and benefits and its other operating expenses. For the services and support fee, operating expenses incurred by the Dental Centers (with the exception of dentist and dental hygienist compensation and benefits) are expenses of the Company. The service and support fee earned from the Coast P.A. is based on a percentage of Dental Center patient revenues (including capitation revenue, net of refunds, adjustments and discounts). Effective February 1, 1999, the service and support fee became 73% of Dental Center gross revenue and effective January 1, 2000, the service and support fee became 67% of Dental Center gross revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001. The Company does not employ dentists and hygienists and, accordingly, “Dental Center – Staff salaries and employee costs” presented on the Statements of Income (Loss) do not include the salaries and benefits of dentists and dental hygienists.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in, or control the activities of, the Coast P.A. Accordingly, the financial statements of the Coast P.A. are not consolidated with those of the Company.

     Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimated.

     Relationship with the Coast P.A. and the Coast Dentists. The Company receives fees for services provided to the Coast P.A. under its Services and Support Agreements, but does not employ dentists or dental hygienists or control the practices of the Coast Dentists. The Company’s net revenue is dependent on gross revenue generated by the Coast Dentists and, therefore, effective and continued performance of the Coast Dentists during the term of the Services and Support Agreements is essential to the Company’s long term success. Under the Services and Support Agreements, the Company receives a monthly fee from the Coast P.A., ranging from 66% to 72% effective January 1, 2000, of the Dental Centers’ gross revenue, net of refunds, adjustments and discounts. The Company pays all of the operating and non-operating expenses incurred at the Dental Centers, except for the salaries and benefits of the Coast dentists and dental hygienists.

     Cash Equivalents. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

     Available-for-Sale Investments. The short-term investments owned by the Company are comprised of available-for-sale tax- free municipal bonds with effective yields ranging from 4.0% to 5.0%. Available-for-sale securities are stated at fair value with unrealized gains and losses included in comprehensive income (loss). The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization is included in interest income, net. Realized gains and losses, if any, are recognized when incurred. The cost of securities sold is based on the specific identification method.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

The unrealized loss on these investments was $132,779 at December 31, 2000. Proceeds from the sale of available-for-sale investment securities during 2000 and 2001 were $3,049,850 and $5,353,381, respectively. Gross realized losses of $38,000 and $82,323 for 2000 and 2001, respectively were realized on these sales.

     Management Fee Receivable. The management fee receivable represents the indebtedness of the Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements. Also, the Company, from time-to-time, advances funds under the Services and Support Agreements to the Coast P.A. for operations or the Coast P.A.’s acquisitions of existing dental practices. The Company has not charged interest on the receivable due to its short-term nature. This receivable is considered fully collectible and no bad debt allowance is provided.

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

     Dental Service Agreements. Costs of acquisitions in excess of the estimated fair value of property and equipment and any non-compete agreements are allocated to the dental services agreement because the Company has effectively acquired the right to manage the practice for the Coast P.A. The dental services agreement with the Coast P.A. represents the Company’s exclusive right to operate the Dental Centers during the term of the agreement. The assigned value of the dental services agreement is amortized using the straight-line method over its estimated life of twenty-five years.

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

     Development Costs. The Company charges development costs and start-up activities to expense as incurred.

     Fair Value of Financial Instruments. The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates the fair value because of their short-term nature. The fair value of long-term notes receivable and long-term debt approximates its carrying value based on market prices.

     Impairment of Long-Lived Assets – Whenever significant events or changes occur which might cause an impairment of value, the Company evaluates the recoverability of its property and equipment and intangible assets by comparing their carrying values to the estimated future undiscounted cash flows. Impairment losses are measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. In the fourth quarter of 2001, the Company recorded an impairment charge as further described in Note 5.

     Comprehensive Income (Loss). Components of comprehensive income (loss) include net income (loss) and unrealized gains (losses) on available-for-sale investments (net of tax effect of $50,456) at December 31, 2000.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation. The Company has elected to continue to account for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has disclosed in Note 12 of the financial statements the effects as if the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), were adopted. The Company has not adopted the expense recognition provisions of SFAS No. 123 for employee and director stock options. The Company has adopted the expense recognition provisions of SFAS No. 123 for the Affiliated Professionals Stock Option Plan for the Coast P.A. The Company recognizes a stock option receivable from the Coast P.A. when the Coast P.A. purchases stock options at fair value and the Coast P.A. recognizes the compensation expense – See Note 12.

     Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws.

     Earnings Per Common Share. The basic earnings per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period. The diluted earnings per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of December 31, 1999, 2000 and 2001, the weighted average number of common shares are the same for both the basic and diluted per share computation because inclusion of common stock equivalents would have been anti-dilutive. On July 16, 2001, a one-for-three reverse stock split was approved by the Company’s shareholders and became effective on July 17, 2001. All common share and per share amounts, with the exception of the total number of authorized common shares which was unchanged, in the financial statements have been adjusted to reflect the consummation of this stock split in 2001

     New Accounting Standards. Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”) was effective for all fiscal years beginning after June 15, 2000. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. Under SFAS No. 133, certain contracts that were not formerly considered derivatives may now meet the definition of a derivative. The Company adopted SFAS No. 133 effective January 1, 2001. The adoption of SFAS No. 133 has not had a significant impact on the financial position, results of operations, or cash flows of the Company.

     On June 29, 2001, Statement of Financial Accounting Standards No. 141 (“SFAS No. 141”), “Business Combinations” became effective. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. The Company adopted SFAS No. 141 on July 1, 2001. The adoption of SFAS 141 did not have a material impact on the Company’s financial position, results of operations or cash flows.

     On July 29, 2001, Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” became effective. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and certain intangible assets with indefinite lives, including assets of this nature recorded in past business combinations, will cease upon adoption of this statement. The Company is required to implement SFAS No. 142 on January 1, 2002. The Company does not have any unidentifiable intangible assets or goodwill and accordingly, the adoption of this standard will not have any impact on the Company's financial position, results of operations or cash flows. On an annual basis, and when there is reason to suspect that the carrying values of identifiable intangible assets have been diminished or impaired, identifiable intangible assets must be tested for impairment, and write-downs may be necessary.

     In October 2001, Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The standard is effective for financial statements issued for fiscal years beginning after December 15, 2001 with earlier application encouraged. The provisions of this standard generally are to be applied prospectively. The Company will adopt SFAS No. 144 effective January 1, 2002 and is evaluating the impact of this adoption on its financial statements.

NOTE 3 — LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. The Company had no available-for-sale investments at December 31, 2001. At December 31, 2000, the Company had cash, cash equivalents and available-for-sale investments totaling $7.9 million for a year-to-year reduction of $5.4 million. These funds were used to fund operations and capital expenditures and pay down the credit facility and other indebtedness.

     To improve cash flows from patients, the Company and the Coast P.A. have arranged for a patient financing program through a national financial institution in January 2002. This program will accelerate the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts. Implementation of this program is expected to reduce the growth of the Coast P.A.’s accounts receivable and accelerate cash flows of the Company and the Coast P.A., thereby enhancing the Company’s liquidity.

     In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national credit lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets. This commitment will provide another means to finance capital expenditures and thereby enhance the Company’s liquidity.

     In late March 2002, the Company entered into a commitment with a financial institution to provide a $2.5 million line of credit secured by a first lien on pledged deposits and split-dollar life insurance arrangements between the Company and Terek and Adam Diarti. The credit facility is a revolving line of credit, with a three year term and interest at LIBOR plus 1.00%. The revolver provides for performance covenants related to EBITDA, which will not be in effect until December 31, 2002. Under the terms of the credit facility in place with Bank of America, the execution of this new credit facility voids the existing credit facility in place with Bank of America. At March 28, 2002, the Company has not drawn any funds on the new credit facility and no funds were outstanding on the Bank of America credit facility.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, the $2.5 million line of credit, the anticipated federal tax refund and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2002. Additionally, to the extent the Company’s joint Dentist Equity Model initiative with the Coast P.A., is successful, significant additional cash could become available to the Company through accelerated payment of the Coast P.A. management fee receivable through the sale of certain Coast P.A. assets to the Dentist or the assignment by the Coast P.A. to the Company of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     In the event the Company is unable to generate its expected cash flows or fails to receive or access expected funds, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

NOTE 4 — NET REVENUE

     The Company has 40-year evergreen dental services agreements (Service and Support Agreements) with the Coast P.A. whereby the Company receives fees for services and support provided to the Coast P.A. Net revenue represents the aggregate fees charged to the Coast P.A. under the agreements during the year. Gross patient revenue earned at the Dental Centers is recorded by the Coast P.A. at established rates, net of refunds, adjustments and discounts. The costs incurred by the Coast P.A. include primarily dentist and dental hygienist salaries and benefits (see Note 1). All arrangements for service and support fees to date have been agreed between the principal and sole owner of the Coast P.A., Dr. Adam Diasti (who is also a major stockholder and the President of the Company), and the Chief Executive Officer of the Company, Terek Diasti, and approved by the Audit Committee, which is comprised of independent directors. The factors considered in setting those fees included the Company’s evaluation of the services it provides, the costs incurred by the Company in connection with providing the services and the Company’s negotiated return, balanced against the Coast P.A.’s requirement for a retained amount which ensures its financial viability, contemplation of a long-term relationship with the Company and the future business opportunity related thereto.

     Only the fees earned by the Company for its services to the Coast P.A. and the actual expenses of the Company are reflected in the accompanying financial statements of the Company. Neither the expenses of the Coast P.A. nor any of the patient gross revenues retained by the Coast P.A. are reflected in the financial statements of the Company. Any future changes to the Services and Support Agreements and the related fees are approved by the independent outside directors of the Company’s Audit Committee. See also Notes 1, 2 and 10.

NOTE 5 – DENTAL CENTER CLOSINGS AND IMPAIRMENT CHARGE

     The Company continuously evaluates the performance of its Dental Centers. In the fourth quarter of 2001, the decision was made to close eight (8) previously acquired Dental Centers that were under-performing, certain of which had lease expirations in the near future. Performance in these Dental Centers had deteriorated due to changing population demographics. These demographic changes made it difficult to attract the quality of patients desired in the Dental Centers and made it difficult for the Coast P.A. to attract the caliber of dental professionals desired in these locations. In connection with these closures, the Company recognized a non-cash charge of approximately $2.75 million in the fourth quarter of 2001 to provide for the related asset impairments (fixed assets, leasehold improvements and intangible assets) and the remaining lease and facilities commitments. Of this charge, $0.4 million is for estimated lease and facilities commitments. The remaining charge is a write down of tangible and intangible assets with no future cash obligation. Seven of these Dental Centers ceased operations in December 2001 while the eighth ceased operations in January 2002. The net revenues provided by these Dental Centers in 2001 were insignificant due to the changes in market conditions and the difficulties in attracting patients and dental professionals.

     The Company evaluated the recoverability of its investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted cash flows. As a result of this evaluation, one Dental Center was impaired. An impairment charge of $0.95 million was recorded in the fourth quarter of 2001 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis to its carrying value.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 6 — ACQUISITIONS AND DEVELOPMENTS

     The Company and the Coast P.A. periodically have jointly entered into asset purchase agreements with existing dental practices. In all cases, the Coast P.A. acquires the patient lists and any other professional assets and the Company acquires certain tangible assets, principally the dental equipment, and assumes certain liabilities such as the lease agreement for the facility. The fair value of the patient lists was determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and unidentifiable intangible assets. The identifiable intangible assets allocation relates to non-compete agreements, which are partially allocated to the Company and partially allocated to the Coast P.A.

     The amount allocated to the Coast P.A., on the other hand, is limited to the value of the patient files and an amount representing the estimated value of the Coast P.A.’s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Center. After a determination of the value of the tangible assets and identifiable intangible assets acquired, the total remaining purchase price representing unidentifiable intangible assets is allocated to the Company and the Coast P.A. (value of the Services and Support Agreements attributable to the Dental Center). All but one of the acquisitions were purchases of assets and the operating results of the Company only include the effects of operations of the acquired Dental Centers from the date of acquisition.

     During 1999, the Company and the Coast P.A. added 11 acquired Dental Centers located in Virginia. The Company’s portion of the purchase price for these 11 acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Had these acquisitions occurred at the beginning of 1998, the additional net revenue earned by the Company would have been $0.4 million (unaudited) for 1999. The effect on net income and earnings per share, had all acquisitions occurred on January 1, 1999, would have been insignificant to fiscal year 1999.

     During 2000 and 2001, the Company and the Coast P.A. added no additional acquired Dental Centers. No additional internally developed Dental Centers were added in 2000. During 2001, the Company added 2 additional internally developed Dental Centers in the Atlanta, GA and Nashville, TN markets. In December 2001, the Company made the decision to close eight (8) previously acquired Dental Centers. The decision was made based upon an analysis of the existing patient demographics in these areas. The changing population demographics created difficulty in attracting the desired quality of patients to the Dental Centers and made it difficult for the Coast P.A. to attract the desired caliber of dental professionals – See Note 5.

NOTE 7 — PROPERTY AND EQUIPMENT, NET

     The Company’s property and equipment, net consists of the following:

	December 31,

	2000	2001

Furniture, fixtures and equipment	$16,804,644	$16,486,663
Leasehold improvements	12,263,670	12,554,435
Leased equipment	300,387	300,387

	29,368,701	29,341,485
Less accumulated depreciation	(8,656,887)	(11,874,531)

	20,711,814	17,466,954
Construction in progress	370,223	143,040

Total	$21,082,037	$17,609,994

     Depreciation expense was $2,760,182, $3,530,394 and $3,712,302 for the years ended December 31, 1999, 2000 and 2001, respectively. Leased equipment was fully depreciated at December 31, 1999, 2000 and 2001.

     During 2001, the Company sold assets with a net book value of approximately $833,000 in connection with the Equity Model. Of this total, assets with net book values of approximately $580,000 and $253,000 were sold to the Coast P.A. and selected dentists, respectively. These assets were sold at market value, which approximated the net book value and therefore, no gain or loss was recorded on these transactions.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8 — LONG-TERM DEBT AND CAPITAL LEASES

     The Company’s long-term debt consists of the following:

	December 31,

	2000	2001

Notes payable issued in connection with various acquisitions with varying installments at interest rates ranging from 8.0% to 9.0%	$1,200,994	$350,270
Revolving line of credit, maturing November 4, 2002 with interest payable monthly tied to LIBOR	1,000,000	—

Total long term debt	2,200,994	350,270
Less current maturities	(1,850,929)	(257,520)

Long-term debt, excluding current maturities	$350,065	$92,750

     The Company and Bank of America, N.A. amended the existing revolving credit facility during 2001, reducing the aggregate credit line available for working capital needs and Dental Center expansions from $20.0 million to $5.0 million. The Credit Facility is a revolver, maturing November 4, 2002, with interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. The margin percentage, as well as certain performance covenants, is based upon funded debt to EBITDA ratios. As of December 31, 2001, the Company has no outstanding balance on this facility. Under terms of the 2001 amendment, no funds will be available to the Company under this facility until such time as the Company meets certain EBITDA performance levels and maintains acceptable Funded Debt to EBITDA ratios. As of December 31, 2001, the Company has not met the financial performance measures required to be able to draw on the credit facility. Once these initial performance ratios are achieved and the Company has access to draw on the credit facility, the credit facility contains various covenants which, among other things, require the maintenance of certain financial ratios related to fixed charge coverage, total debt to capital and debt to EBITDA. The facility also restricts the Company’s ability to declare or pay dividends on its common stock.

     The Company’s capital lease obligations are as follows:

	December 31,

	2000	2001

Capital lease obligations, at varying interest rates of imputed interest
From 15% to 21%, collateralized by fully amortized lease
Equipment	$12,567	$—
Less current portion	(12,567)	—

Capital lease obligations, net of current portion	$—	$—

     Scheduled payments on capital lease obligations and maturities of long-term debt as of December 31, 2001 are as follows:

	Capital Lease	Long-Term
	Obligations	Debt

2002	$—	$257,520
2003	—	92,750

Total	$—	$350,270

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 9 — INCOME TAXES

     For the years ended December 31, 1999, 2000 and 2001, respectively, the provision (benefit) for income taxes consisted of the following:

		1999	2000	2001

	Current
	Federal	$(345,179)	$(421,162)	$(336,222)
	State	(4,306)	(26,408)	(2,787)

	Total current income tax expense (benefit)	(349,485)	(447,570)	(339,009)

Deferred:
	Federal	606,330	(287,792)	160,356
	State	134,633	(76,955)	24,299

	Total deferred income tax expense (benefit)	740,963	(364,747)	184,655

	Total current and deferred	$391,478	$(812,317)	$(154,354)

     The components of deferred tax assets (liabilities) as of December 31, 2000 and 2001, respectively, are as follows:

	December 31,

	2000	2001

Deferred tax asset:
State taxes	$80,294	$—
AMTcredit carryforward	515,383	300,836
Net operating loss carryforwards	—	1,891,462
Accrued Dental Center closing costs	—	158,160
Impairment Reserves	—	358,364
Other accrued expenses	518,631	888,583

Total deferred tax asset	1,114,308	3,597,405
Less: Valuation allowance	—	(3,134,621)

Net deferred tax asset	1,114,308	462,784
Deferred tax liability:
Basis difference in fixed assets and intangible assets	(929,653)	(462,784)

Net deferred tax (liability) asset	$184,655	$—

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate as of December 31, 1999, 2000 and 2001 respectively, is as follows:

	December 31,

	1999	2000	2001

Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	8.2	3.3	(0.2)
Tax exempt interest income	(16.1)	5.1	0.6
Non deductible intangibles	7.3	(2.7)	(0.6)
Change in valuation allowance	—	—	(32.9)
Miscellaneous	4.0	(0.6)	0.7

Effective tax rate	37.4%	39.1%	1.6%

     For the years ended December 31, 1999 and 2000, there were no federal net operating loss carryforwards. The federal net operating loss carryforward for the year ended December 31, 2001 was $4.8 million. This federal net operating loss carryforward will expire if unused by December 31, 2021.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     For the year ended December 31, 1999, there was no state net operating loss carryforward. The state net operating loss carryforwards for the years ended December 31, 2000 and 2001 were $1.6 million and $6.8 million, respectively. These net operating loss carryforwards will expire if unused by December 31, 2021.

     The Company has incurred significant federal tax net operating losses in both 2000 and 2001 and, accordingly, the Company has provided a full valuation allowance on its net deferred tax asset.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that will enable the Company to carryback a substantial portion of its net operating losses and obtain additional refunds of federal income taxes previously paid of approximately $1.0 million. The effect of the change in tax law will be reflected as a reduction in the valuation allowance and recognition of a tax benefit in 2002 when the law was enacted.

NOTE 10 — RELATED PARTY TRANSACTIONS

         The audit committee reviews and approves the Company’s related party transactions.

      The Company has agreements to provide dental management, services and support to the Coast P.A. The Company’s net revenue represents the aggregate fees charged to the Coast P.A. under these agreements. Dr. Adam Diasti, a Director and the President of the Company, is the sole owner of the Coast P.A. See Notes 1 and 4 for a further description of the relationship with the Coast P.A.

      As of December 31, 2001, the balance of the management fee receivable from the Coast P.A. was approximately $13.0 million. This amount is directly attributable to patient revenues earned by the Coast P.A. for which the Company is due its service and support fee. In addition, the Company has paid certain expenses on behalf of the Coast P.A. The management fee receivable is unsecured and represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should the Coast P.A. be unable to pay its debts. This receivable is considered fully collectible and no bad debt allowance has been provided.

      The Company periodically advances funds to/from the Coast P.A. These advances to and from the Coast P.A. are reflected on the balance sheets as a note receivable from the Coast P.A. for approximately $0.2 million at both December 31, 2000 and December 31, 2001. These notes receivable are non-interest bearing and are due upon demand.

      The Company periodically advances funds to/from the majority stockholders. Advances to the majority stockholders, and affiliates of majority stockholders, are non-interest bearing and were approximately $125,000 and $163,000 at December 31, 2000 and 2001, respectively.

      Pursuant to the Company’s Affiliated Professionals Stock Plan, the fair value of the Company’s stock options granted to affiliated dental professionals employed by the Coast P.A. are charged to the Coast P.A. and reimbursed to the Company. Upon the departure or termination of a dental professional from a Coast P.A., any options previously granted that are forfeited by the dental professional pursuant to the terms of the affiliated professional benefit plan, revert to the Coast P.A. for reissuance to new dental professionals. As a result of such forfeitures, the Coast P.A. currently holds options to purchase 122,235 shares of the Company’s common stock at exercise prices ranging from $3.14 per share to $76.13 per share. At December 31, 2000 and 2001, the Company has recorded a receivable from the Coast P.A. in the amount of $2.3 million and $2.5 million, respectively, in accordance with the Affiliated Professionals Stock Plan. This receivable represents the fair value of the options issued to the dental professionals employed by the Coast P.A. and is reimbursable to the Company from the Coast P.A. See Note 12 for a further description of the plan. This receivable is considered fully collectible and no bad debt allowance has been provided.

      During the third quarter of 2001, the Coast P.A., with the assistance of the Company, began the rollout of the newly developed Equity Model, whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. Through March 1, 2002, the sale of interests in the Dental Centers have been structured as a sale of a portion of the tangible and intangible assets of each Dental Center. In each Dental Center, the Company owns the tangible assets and the Coast P.A. owns the intangible assets. For each interest sold, the Company sells a portion of the Dental Center’s tangible assets to dentist and a portion to the Coast P.A. The Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. The Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. In April 2002, it is expected that the structure of future transactions under the Equity Model will change such that only the Coast P.A. will sell assets to the dentist.

      During 2001, the Company and the Coast P.A. consummated the sale of interests in ten (10) Dental Centers in accordance with the terms of the Equity Model. The total sales price for the interests sold was approximately $931,000, consisting of $105,000 in cash, $57,000 in short-term notes receivable and $769,000 in long-term notes receivable. Of the total sales price, approximately $254,000 and $677,000 were attributable to the Company and the Coast P.A., respectively. The Company also sold approximately $580,000 worth of equipment, supplies and inventory to the Coast P.A. in connection with these transactions. In addition, the Coast P.A. assigned its notes receivable arising from these transactions to the Company in exchange for a reduction to the management fee receivable from the Coast P.A. The short-term notes receivable are at 10% with a term of approximately three to five months. The long-term notes receivable are 10% notes with a seven year term including a one year interest-only period. Both the short-term and long-term notes provide for principal and interest payments monthly. The Company has recorded no gain or loss on the sale of assets associated with the consummation of the Model in these Dental Centers.

      The Company has an agreement with Dr. Adam Diasti, pursuant to which Dr. Diasti has agreed to sell all of his shares of Coast P.A. stock to a licensed dentist designated by the Company if certain events occur. Dr. Diasti is a Director and President of the Company. The purchase price under the agreement, if the certain event should occur, will be the fair market value of Dr. Diasti’s shares of the Coast P.A.’s stock.

      On March 6, 1998, the Company announced that it had reached an agreement with Mid-Coast Dental Services, Inc., a Virginia corporation (“MCDS”), to provide equipped Dental Centers in Virginia. The Company utilized a portion of its cash reserves to build, equip and lease fully equipped Dental Centers to MCDS. The Company’s loans to MCDS were on a senior secured basis with interest and rentals providing income to the Company. In exchange for providing financing for the building and acquisition of Dental Centers, the Company received an option to acquire MCDS beginning on December 31, 1999. The purchase price under the option agreement was based on an agreed upon formula which was expected to approximate the fair value of MCDS. Adam Diasti, President of the Company, was a major stockholder of Adam Diasti, D.D.S., Kurt M. Obeck, D.D.S. & Andrew S. Norman, D.D.S., P.C. n/k/a/ Adam Diasti, D.D.S. & Associates, P.C., the professional corporation that employs MCDS’s doctors and hygienists. Effective April 1, 1999, the Company exercised this option and acquired nine Dental Centers from MCDS. The total purchase price was $1.4 million, consisting of $.8 million in cash and $.6 million in promissory notes and certain assumed liabilities.

      The Company entered into a Supply Agreement dated September 27, 2000 with edentaldirect.com, Inc. Tim Diasti, an affiliate of the Company, is an officer, director and shareholder of edentaldirect.com, Inc. and brother of Terek and Adam Diasti. The Company’s officers and directors, Terek Diasti and Adam Diasti, and its directors, Donald Millard and Darrell C. Smith are also shareholders of edentaldirect.com, Inc. Under the Supply Agreement, the Company purchased dental products and supplies from edentaldirect.com, Inc. During 2000 and 2001, the Company paid edentaldirect.com, Inc. approximately $89,000 and $1,380,000, respectively, for dental products and supplies, which represents approximately 35% of the Company’s total supply purchases for such period. At December 31, the Company owed edentaldirect.com approximately $420,000 for the purchase of dental products and supplies, which is included in Accounts payable in the accompanying financial statements. The Company ordered from several different suppliers during 2001.

     To improve cash flows from patients, the Company and the Coast P.A. arranged for a patient financing program through a national financial institution in January 2002. This program will accelerate the collection of net revenues to the Company, for patients that elect to use the program and qualify for credit, as the financial institution pays the financed amount, net of discounts, within twenty-four hours. Adenta Patient Financing LLC (“Adenta”) markets a private label credit card program underwritten by Wells Fargo Financial National Bank to dental patients, including patients of Coast P.A. on a non-recourse basis to the Coast P.A. Pursuant to this private label credit card program (the “Program”), patients can charge their dental charges with the private label card. Providers accepting the card pay discount fees ranging from 0% to 8.95% depending on the financing program being offered to the patient. This discount is split between Wells Fargo and Adenta. For example, on a 3-month financing charge of $100, Adenta receives a fee of $2.00. In addition, pursuant to the Program, each provider receives a machine to process credit card charges. The machine is free to the provider if the provider processes the minimum stated number of charges. If the provider does not meet this threshold, then it is required to pay $600 per machine. Adenta is responsible for collecting this amount from the providers and paying it to the Wells Fargo. The Company guarantees Adenta’s obligation in this regard for financed patients of the Coast P.A. It is anticipated that the Coast P.A. will benefit from the Program as a result of increased dental sales and accelerated collection of revenues. The Company believes that the amounts charged by Adenta for the Program are generally similar to or lower than the terms it could obtain from unrelated parties. The Program was implemented in January 2002 and neither the Company, nor the Coast P.A., paid any sums to, or on behalf of, Adenta, nor did Adenta pay any sums to the Company or the Coast P.A. during 2001. Fifty percent of Adenta is owned, indirectly, by the Diasti Family Limited Partnership (an affiliate of the Company) and Darrell C. Smith (one of the Company’s directors). The other 50% is owned by an unaffiliated third party.

      In February 1998, the Company entered into split-dollar life insurance arrangements with executive officers and directors Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, the Company lends the money to pay the annual premiums and has received collateral assignments of the life insurance policies to secure repayment of the loans. Upon the death of the covered person the Company is entitled to receive repayment of the loans from the life insurance proceeds. In 2001, the Company loaned $56,000 and $87,000 to Terek Diasti and Adam Diasti, respectively, for the premiums on the life insurance policies. The Company has the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. The total of these non-interest bearing receivables reflected as Other assets on the Company’s balance sheet at December 31, 2001 is $1.8 million, net of valuation allowances on the underlying investments of the split dollar life insurance policies totaling $510,000.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

     The Company leases space for operation of its Dental Centers, primarily under non-cancelable operating leases, for generally a five to seven year term with renewal options. Rent and occupancy expenses for the years ended December 31, 1999, 2000 and 2001 were $6.8 million, $7.2 million and $7.2 million, respectively.

     Future minimum payments under non-cancelable leases are as follows:

Future Minimum
Years Ended December 31,	Lease Payments

2001	$3,738,818
2002	2,847,948
2003	1,303,752
2004	714,924
2005	494,090
Thereafter	350,326

Total	$9,449,858

     The Company has entered into employment agreements with three of its officers, two of whom are the largest stockholders of the Company and together own a majority of the Company’s common stock. The terms of the agreements are from three to five years.

     The Company is a party to a number of legal proceedings or other claims arising from the ordinary course of business, including two employee compensation-related matters. With respect to the two employee compensation-related matters, there is potential for class action status and the Company is unable to predict the outcome of the pending suits and claims beyond a range. The ultimate outcome of these particular matters could have a material adverse impact on the financial position and results of operations of the Company. The Company has accrued amounts it believes are appropriate at the present time with respect to its legal proceedings based upon discussions with its legal counsel and the nature and present status of such proceedings. The Company intends to vigorously defend its positions.

NOTE 12 — STOCKHOLDERS’ EQUITY

     Effective April 1, 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock incentive plans: the Employee Stock Option Plan (the “Incentive Plan”) and the Affiliated Professionals Stock Plan (the “Professionals Plan,” together, the “Plans”). The purpose of the Plans are to provide directors, officers, key employees, advisors and dental professionals employed by the Coast P.A. (subject to approval and reimbursement by the Coast P.A.) with additional incentives by increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company’s common stock. The aggregate number of shares of Common Stock subject to both plans is 750,000 shares and 750,000 shares, respectively.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The following tables summarize the stock option transactions for the Affiliated Professionals Plan and the Incentive Plan for the three years ended December 31, 2001. These tables reflect the retroactive adjustment for the one-for-three reverse stock split that was consummated during 2001.

Professionals Plan:

			Weighted
	Number of		Average
	Shares	Range Per Share	Exercise Price

Outstanding as of December 31, 1999	177,141	$9.75 - $89.25	$28.62
Granted	129,547	$5.25 - $7.31	$6.39
Forfeited	(124,313)	$16.50 - $46.05	$10.95

Outstanding as of December 31, 2000	182,375	$5.25 - $89.25	$15.75
Granted	98,300	$2.55 - $3.14	$2.88
Forfeited	(26,250)	$3.14 - $76.13	$17.71

Outstanding as of December 31, 2001	254,425	$2.55 - $89.25	$10.71

Exercisable as of December 31, 2001	83,775

The fair value of the options at December 31, 2001, totaling $2,453,206, issued to the dental professionals employed by the Coast P.A. is charged to the Coast P.A. and reimbursed to the Company from the Coast P.A. Stock options forfeited by dental professionals revert to the Coast P.A. under their original terms.

Incentive Plan:

			Weighted
	Number of		Average
	Shares	Range Per Share	Exercise Price

Outstanding as of December 31, 1999	122,163	$13.50 - $91.50	$30.78
Granted	97,501	$4.59 - $6.19	$6.18
Forfeited	(22,622)	$6.19 - $76.13	$25.92

Outstanding as of December 31, 2000	197,042	$4.59 - $91.50	$19.14
Granted	—	$0.00 - $0.00	$0.00
Forfeited	(50,570)	$4.59 - $76.13	$17.61

Outstanding as of December 31, 2001	146,472	$4.59 - $91.50	$19.81

Exercisable as of December 31, 2001	88,467

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable

		Remaining Life	Exercise Price		Exercise Price
Ranges of		In Years	Weighted		Weighted
Exercise Prices	Shares	(Weighted Average)	Average	Shares	Average

under $10.00	73,649	8.21	$6.17	24,550	$6.17
$10.01 to $20.00	24,849	7.53	$14.19	16,318	$14.20
$20.01 to $30.00	27,493	6.16	$27.68	27,118	$27.77
$30.01 to $40.00	582	5.24	$36.97	582	$36.97
$40.01 to $50.00	5,001	5.55	$45.40	5,001	$45.40
$50.01 to $60.00	460	6.45	$54.38	460	$54.38
$60.01 to $70.00	3,850	5.92	$67.92	3,850	$67.92
$70.01 to $80.00	10,355	6.04	$74.04	10,355	$74.04
$80.01 to $90.00	233	5.80	$85.88	233	$85.88

Total	146,472			88,467

     For purposes of pro forma disclosure in accordance with the provisions of Statement 123 (See Note 2), the estimated fair value of the options at the date of the grant is amortized, on a pro-forma basis, to expense over the vesting period, generally three years. Under the fair value method, the Company’s pro forma net income (loss) and earnings (loss) per share (both basic and diluted) would have been $328,293 and $0.14, ($1,657,739) and $(0.79) and $(8,981,145) and $(4.29) for 1999, 2000 and 2000, respectively. The Company estimated the fair value of the Incentive Plan options utilizing an option pricing model assuming a market price and exercise price ranging from $4.59 to $85.88 per share, a risk-free interest rate of 6.1% to 6.5%, a two to four year expected life, a range of 0% to 77.6% expected volatility, and no dividends.

     The weighted average remaining contractual life for the options outstanding as of December 31, 2001, for both plans, is approximately 6 years.

NOTE 13 — BENEFIT PLANS

     The Company has a 401(k) Retirement Savings Plan (the “401(k) Plan”) covering substantially all employees. Matching employer contributions, if any, are set at the discretion of the Board of Directors or the applicable committee thereof. For the years ended December 31, 1999, 2000 and 2001, respectively, there have not been any Company matching contributions.

NOTE 14 — SUBSEQUENT EVENTS

     In January 2002, the Coast P.A. began to offer a financing program to its patients under a program offered by a national financial institution. The program is being offered to patients of the Coast P.A. under an agreement between the national financial institution and Adenta, a related party. (See Note 10)

     From January 1, 2002 through March 1, 2002, in connection with the rollout of the Equity Model, the Company sold tangible assets at their net book value, which approximated market value, totaling approximately $305,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $305,000 in the form of notes receivable from dentists (approximately $76,000) and a management fee receivable from the Coast P.A. (approximately $229,000). Subsequently, the Coast P.A. assigned its notes receivable of approximately $149,000 (arising from the dentists for the purchase of the Coast P.A.'s intangible assets) to the Company in exchange for an approximate $149,000 reduction to the management fee receivable from the Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling approximately $225,000 from these transactions. The short-term notes receivable totaling $22,500 are at 10% for periods of three to five months and require monthly payments of principal and interest. The long-term portion of the notes receivable totaling $202,500 is at 10% with a term of seven years, with the first year requiring monthly payments of interest only. After the initial year of the term, payments of principal and interest are required monthly.

     In February 2002, the Company entered into a Master Lease Agreement with an equipment financing company whereby the Company has a credit line of $1.5 million to be used in connection with the leasing of information technology and telecommunications equipment. On February 21, 2001, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets.

     On March 28, 2002 the Company entered into a commitment with a financial institution to provide a $2.5 million line of credit secured by a first lien on pledged deposits and split-dollar life insurance arrangements between the Company and Terek and Adam Diasti.

NOTE 15 — QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the Company’s results of operations for the periods indicated:

Quarter Ended	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net revenue	$11,152,467	$10,654,160	$10,376,817	$11,377,811
Gross profit	$1,166,158	$839,171	$617,543	$751,580
Net loss	$(1,373,768)	$(1,061,930)	$(1,634,625)	$(5,296,338)
Net loss per common share:
Basic	$(0.66)	$(0.51)	$(0.78)	$(2.53)
Diluted	$(0.66)	$(0.51)	$(0.78)	$(2.53)

Quarter Ended	March 31, 2000	June 30, 2000	September 30, 2000	December 31, 2000

Net revenue	$11,568,944	$11,445,570	$11,495,638	$11,315,826
Gross profit	$1,389,510	$1,322,890	$1,109,334	$518,145
Net loss	$(29,761)	$(81,445)	$(363,725)	$(789,009)
Net loss per common share:
Basic	$(0.01)	$(0.04)	$(0.17)	$(0.38)
Diluted	$(0.01)	$(0.04)	$(0.17)	$(0.38)

     The increase in the net loss and net loss per common share for the quarter ending December 31, 2001 is due to the Dental Center closings and impairment charge recorded in December 2001. The impact of these charges on net loss and net loss per share is approximately $(3.7) million and $(1.77) per share, respectively.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference to the information under the headings “Management — Directors and Executive Officers” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the information under the headings “Management — Compensation of Executive Officers and Directors” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to the information under the headings “Management — Security Ownership of Management and Others” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2002.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2002.

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

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 30, 2002. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 30, 2002.

COAST DENTAL SERVICES, INC.

By: /s/ Terek Diasti, DVM

TEREK DIASTI, DVM
Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

     KNOW ALL MEN BY THESE PRESENTS that each person whose signature appears below constitutes and appoints Terek Diasti his or her true and lawful attorney-in-fact and agent, with full power of substitution and resubstitution, for him or her and in his name or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report of Form 10-K, and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorney-in-fact and agent, full power to do and perform each and every act and things required and necessary to be done in and about the premises, as fully as he or she might or could do in person, hereby ratifying and confirming all that said attorney-in-fact and agent or his substitutes or substitute, may lawfully do or cause to be done by virtue hereof.

By: /s/ Adam Diasti, DDS

ADAM DIASTI, DDS
President and Director

By: /s/ William H. Geary, III

WILLIAM H. GEARY, III
Chief Financial Officer, Secretary and Treasurer (Principal Accounting Officer)

By: /s/ Donald R. Millard

DONALD R. MILLARD
Director

By: /s/ Geoffrey L. Faux

GEOFFREY L. FAUX
Director

By: /s/ Darrell C. Smith

DARRELL C. SMITH
Director

[NEED TO UPDATE FROM 9/30]

EXHIBIT INDEX

Exhibit Number	Exhibit Description

3.1*	Restated Certificate of Incorporation of Coast Dental Services, Inc. [2]
3.2*	Bylaws of Coast Dental Services, Inc. [1]
4.1*	Specimen of Coast Dental Services, Inc. Common Stock Certificate. [1]
4.2*	Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank, N.A.[1]
4.3*	First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and Barnett Bank, N.A. [3]
4.6*	Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A
(The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)
10.1*	Employment Agreement between Coast Dental Services, Inc. and Terek Diasti. [2]
10.2*	Employment Agreement between Coast Dental Services, Inc. and Adam Diasti, D.D.S. [2]
10.4*	Coast Dental Services, Inc. Stock Option Plan. [1]
10.5*	Coast Dental Services, Inc. Affiliated Professional Stock Plan. [1]
10.6*	Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast Florida, P.A. [1]
10.10*	Form of Indemnification Agreement with officers and directors. [1]
10.12*	Agreement to Transfer Stock and Stock Pledge dated November 1, 1996, by and between Adam Diasti, D.D.S. and Coast Dental Services, Inc. [2] (The Company has also entered to similar agreements with Adam Diasti with respect to his stock ownership in Coast Dental Southeast, P.A. n/k/a Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida, P.A. and Adam Diasti, D.D.S. & Associates, P.C. and such agreements are not being filed because they are not materially different in form from the Agreement to Transfer Stock and Stock Pledge filed by the Company.)
10.14*	Amendment No. 1 to Coast Dental Services, Inc. Stock Option Plan. [4]
10.17*	First Amendment effective June 1997 to Services and Support Agreement between the Company and Coast Florida P.A. [5]
10.18*	Second, Third and Fourth Amendments effective October 1, 1998, February 1, 1999 and January 1, 2000 to the Services and Support Agreement between the Company and the Coast Florida P.A. [6,8] (The Company has also entered into Services and Support Agreements with Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida P.A. and Adam Diasti, D.D.S. & Associates, P.C. in Virginia, which agreements with amendments are not being filed because the terms thereof are not materially different from the amended Services and Support Agreements previously filed by the Company.)

Exhibit Number	Exhibit Description

10.19*	First Amendment effective February 1, 1999 to the Services and Support Agreement between the Company and Coast Dental Services of Georgia. P.C. [6]
10.24*	Amendment dated August 31, 2001 to Amended and Restated Loan Agreement dated November 4, 1999 by and between Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. and Third Renewal and Replacement Revolving Promissory Note by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. incorporated by reference to Exhibit 4.6. [9]
10.21*	Employment Agreement between Coast Dental Services, Inc. and William H. Geary, III [8]
10.22*	Employment Agreement between Coast Dental Services, Inc. and Chris D. Salemi [8]
11.1	Computation of Per Share Earnings (Loss)
23	Consent of Deloitte & Touche LLP

*	Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

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
[8] Form 10-K filed on March 30, 2000.
[9] Form 10-Q filed on November 14, 2001