Form 10-K/A
period 2001-12-31
COAST DENTAL SERVICES INC
filed 2002-04-30
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K/A
AMENDMENT NO. 1

(Mark One)

(X)	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

( )	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ( ).

     Documents Incorporated by Reference: None.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 1, 2002, was approximately $2.9 million based upon the closing price of such shares on such date on the NASDAQ Stock Market’s Small Cap Market. As of March 1, 2002, there were 2,091,223 shares of outstanding Common Stock.

EXPLANATORY NOTE
COMPENSATION SUMMARY TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES
SIGNATURES

EXPLANATORY NOTE

     This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 31, 2001 filed by Coast Dental Services, Inc. (the “Company”) on April 1, 2002. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. All other portions of the Company’s original 10-K filing remain in effect.

Item  10.    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information concerning the Company’s executive officers and directors:

Name	Age	Title

Dr. Terek Diasti	42	Chief Executive Officer, Chairman of the Board of Directors(1)
Dr. Adam Diasti	40	President, Dental Director and Director
Timothy G. Merrick	39	Vice President — Finance
Donald R. Millard	53	Director(1)(3)
Geoffrey L. Faux	46	Director (1)(2)(3)
Darrell C. Smith	48	Director(3)

(1)	Member of Compensation Committee.

(2)	Director Currently Nominated for Re-Election.

(3)	Member of Audit Committee.

Information regarding Inside Directors and Executive Officers:

     Terek Diasti, DVM, Chief Executive Officer, Chairman of the Board of Directors. Dr. Diasti is a founder of the Company and has served as Chairman of the Board of the Company since 1992. Dr. Diasti’s term as Director expires during the year 2003. From 1989 to 1993, Dr. Diasti operated and managed Lakeside Animal Hospital, Avalon Animal Hospital, Country Oaks Animal Hospital and Northdale Animal Hospital, all of which are veterinary hospitals in Tampa, Florida. While at the veterinary hospitals, Dr. Diasti was engaged in the development, internal managerial and operational programs. Dr. Diasti received his Doctorate of Veterinary Medicine from Purdue University.

     Adam Diasti, DDS, President, Dental Director and Director. Dr. Diasti is a founder of the Company and has served as the President of the Company since its inception. Dr. Diasti’s term as Director expires during the year 2004. Dr. Diasti is also the founder, President, director and sole stockholder of Coast Florida, P.A., Coast Dental Services, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C. and Adam Diasti, D.D.S. & Associates, P.C. (collectively, the “Coast P.A.”). From May 1991 to May 1992, he managed and operated the Sarasota Walk-In Dental Clinic, a group practice of three dentists and denture laboratory in Sarasota, Florida. Prior to May 1991, Dr. Diasti worked as a dentist in a large group practice of 18 offices known as Quality Dental in Newman Grove, Nebraska. He served as the Dental Operations Manager of Quality Dental. Dr. Diasti has a Doctorate of Dental Surgery from Creighton University in 1990 and is a member of the American Dental Association.

     Timothy G. Merrick, Vice President — Finance. Mr. Merrick joined the Company in February 2002. From June 1998 to December 2001, Mr. Merrick worked for Celotex Corporation, a national manufacturer of building products, and served as Vice President and Controller. From February 1995 to May 1998, Mr. Merrick worked for FCCI Mutual Insurance Company, a regional property and casualty insurance company, and served as Assistant Vice President of Finance. From 1986 to 1995, Mr. Merrick worked for

Price Waterhouse in its audit and business advisory practice and served as Senior Manager. Mr. Merrick holds a Masters of Accountancy degree from the University of South Florida and a Bachelor of Arts in Accounting degree from the University of South Florida. Mr. Merrick is a Certified Public Accountant.

Information regarding Outside Directors:

     Donald R. Millard has been a Director and a member of the Audit and Compensation Committees of the Company since the Company’s initial public offering in February 1997. Mr. Millard’s term as Director expires during the year 2003. Since October 2000, Mr. Millard has been the Chief Financial Officer and Senior Vice President of AGCO Corporation (NYSE:AG), a global manufacturer and distributor of agricultural equipment with annual revenues in excess of $2.0 billion. From 1997 to October 2000, Mr. Millard was the Chief Executive Officer and President of Matria Healthcare, Inc. (NasdaqNM: MATR), a leading provider of comprehensive obstetrical home care and maternity management services. Mr. Millard also served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of Matria Healthcare, Inc. from 1996 to 1997. Previously, Mr. Millard had served as Vice President — Finance and Chief Financial Officer of Healthdyne, Inc. from 1987 until Healthdyne, Inc. consummated a merger in 1996 with Tokos Medical Corporation to form Matria Healthcare, Inc. In October 2000, Mr. Millard also became a director of American HomePatient, Inc. (OTCBB:AHOM.OB). Mr. Millard, a Certified Public Accountant, received a Bachelor of Business Administration in Accounting from the University of Georgia in 1969.

     Geoffrey L. Faux was appointed as a Director and a member of the Audit and Compensation Committees of the Company in March 2002. Since April 2001, Mr. Faux has served as Managing Director and since January 2002 as Managing Partner of Harpeth Capital LLC, an investment banking firm. During 2000, Mr. Faux served as President of Electronic Medical Distribution, Inc., an early-stages healthcare services company. Mr. Faux served as President of Orthodontic Centers of America, Inc. (NYSE:OCA) from June 1997 to October 1999 and as a Director of such company from December 1996 to October 1999. From September 1996 to June 1997, Mr. Faux served as Executive Vice President and Chief Administrative Officer of Orthodontic Centers of America, Inc. Mr. Faux served as Director, Investment Banking Group for Prudential Securities, Inc. from 1992 to September 1996.

     Darrell C. Smith was appointed as a Director and a member of the Audit Committee of the Company in March, 2002. Since 1991, he has been a partner in the national law firm of Shumaker, Loop & Kendrick, LLP and currently serves as a member of the firm’s national management committee and a co-managing partner of the firm’s Tampa, Florida office. Mr. Smith has been a practicing attorney for almost 20 years and serves as legal counsel for numerous private and public companies.

Key Relationships

     A family relationship exists between Terek and Adam Diasti, who are brothers, as well as executive officers and Directors of the Company.

Involvement in Certain Legal Proceedings

     Mr. Faux was President of Electronic Medical Distribution, Inc. when it filed for protection from its creditors pursuant to Chapter 11 of the United States Bankruptcy Code in December 2000.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and stockholders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of forms, reports and certificates furnished to the Company by such persons, all such reports were filed on a timely basis except Dr. Terek Diasti, Dr. Adam Diasti and Tim Diasti reported purchases by the Diasti

Nevada Family Limited Partnership in November 2001 on a late filed Form 4.

Item  11.    EXECUTIVE COMPENSATION

Compensation to Outside Directors

     The Company pays each director who is not an employee of the Company (“Outside Director”) $2,000 for each Board of Directors meeting attended, plus reimbursement for all reasonable expenses incurred by such director in connection with such attendance at any meeting of the Board of Directors.

     On March 19, 2002, the Company also granted options to purchase 20,000 shares of Common Stock to each of the Outside Directors, one third of which will vest on March 19, 2003, one third of which vest on March 19, 2004 and one third of which vest on March 19, 2005, and all of which are exercisable at the fair market value on the date of grant of $2.93.

Executive Compensation Tables

     The following tables provide information about executive compensation.

COMPENSATION SUMMARY TABLE

     The following table sets forth the annual and long-term compensation for services to the Company for the years ended December 31, 1999, 2000 and 2001 of those persons who were, at December 31, 2001, (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated executive officers of the Company whose compensation exceeded $100,000 for fiscal year 2001 (the “Named Executive Officers”).

				Long-Term Compensation
	Annual Compensation			Awards

				Securities
			Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Compensation	Stock Options	Compensation

Terek Diasti,	1999	$215,000	—	—	—
Chief Executive	2000	$209,000	—	10,000 (1)	$40,449
Officer	2001	$226,923	—	—	$22,095	(2)

Adam Diasti,	1999	$165,000	—	—	—
President	2000	$172,000	—	10,000 (1)	$52,978
	2001	$189,808	—	—	$25,440	(2)

William H. Geary, III,	1999	$104,000	—	10,000 (1)	—
(Former Chief	2000	$146,000	—	6,667 (1)	—
Financial Officer)(3)	2001	$150,000	—	—

(1)	All references to number of shares have been adjusted to reflect the 3-for-1 reverse stock split effective July 17, 2001.

(2)	Includes $14,800 and $13,500, which represents the dollar value of the benefit of premiums paid by the Company under split dollar life insurance arrangements for Dr. Terek Diasti and Dr. Adam Diasti, respectively, based on the amount of the premium attributable to the term insurance portion of the policies, and $7,295 and $11,940, which represents the present value to Dr. Terek Diasti and Dr. Adam Diasti, respectively, of premiums paid by the Company under such arrangements based on the amount of the premium attributable to the whole life insurance portion of the policies. The present value was calculated as an interest free loan of the whole life portion of the premium based on their respective life expectancies.

(3)	Mr. Geary’s employment ceased on April 24, 2002.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     No stock options or stock appreciation rights were granted to the Company’s Named Executive Officers during 2001.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information as to options exercised by each of the Named Executive Officers of the Company during 2001. The table sets forth the value of options held by such officers at year end measured in terms of the closing price of the Company’s Common Stock on December 31, 2001. All references to the number of shares have been adjusted to reflect the 3-for-1 reverse stock split effective July 17, 2001.

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money Options at
			Options at Fiscal Year End		Fiscal Year End

	Shares
	Acquired on	Value
Name	Exercise	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Terek Diasti	0	$0	6,666	3,334	$0	$0
Adam Diasti	0	$0	6,666	3,334	$0	$0
William H. Geary, III(1)	0	$0	15,871	6,666	$0	$0

(1)	Mr. Geary’s employment ceased on April 24, 2002.

Employment Agreements

     The Company and Dr. Terek Diasti are parties to an Employment Agreement (the “Terek Diasti Employment Agreement”), pursuant to which Dr. Terek Diasti has agreed to serve as the Chief Executive Officer of the Company. The term of the Terek Diasti Employment Agreement is for five years ending September 31, 2001 and is renewable for subsequent one year terms by mutual agreement of the parties. The Terek Diasti Employment Agreement provides that Dr. Terek Diasti will receive an annual base salary of not less than $135,000. Effective July 16, 2001, the Compensation Committee provided that Dr. Diasti would receive an annual base salary of $250,000. Dr. Terek Diasti has agreed to devote substantially all of his time and attention to the business and affairs of the Company. Dr. Terek Diasti will be eligible for an annual incentive bonus, up to 100% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors in accordance with the Company achieving certain performance measures set by the Compensation Committee. Dr. Terek Diasti is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company’s expense. The Terek Diasti Employment Agreement provides that in the event of a termination of employment by the Company other than (i) for cause, (ii) upon death or disability or (iii) upon voluntary termination by employee, such employee shall be entitled to receive from the Company a series of monthly payments equal to one-twelfth of the employee’s annual base salary for each month during the remaining term of the Terek Diasti Employment Agreement, but not less than 24 months, plus a payment for accrued but unpaid wages and expense reimbursements. The Terek Diasti Employment Agreement provides that in the event such employee’s employment terminates other than for cause within twelve months following a change in control (as defined in the Terek Diasti Employment Agreement) of the Company, the Company shall pay such employee a series of 36 monthly payments of one-twelfth of the sum of such employee’s base salary plus his previous years’ bonus. The Terek Diasti Employment Agreement contains a non-competition covenant with the Company for a period of two years following termination of employment.

     The Company and Dr. Adam Diasti are parties to an Employment Agreement (the “Adam Diasti Employment Agreement”), pursuant to which he has agreed to serve as the President of the Company. The term of the Adam Diasti Employment Agreement is for five years ending September 31, 2001 and is renewable for subsequent one year terms by mutual agreement of the parties. The Adam Diasti Employment Agreement provides that Dr. Adam Diasti will receive an annual base salary of not less than $115,000. Effective July 16, 2001, the Compensation Committee provided that Dr. Diasti would receive an annual base salary of $210,000. Dr. Adam Diasti has agreed to devote substantially all of his time and attention to the business and affairs of the Company. Dr. Adam Diasti will be eligible for an annual incentive bonus, up to 100% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors in accordance with the Company achieving certain performance measures set by the Compensation Committee. Dr. Adam Diasti is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company’s expense. The Adam Diasti Employment Agreement provides that in the event of a termination of employment by the Company other than (i) for cause, (ii) upon death or disability or (iii) upon voluntary termination by employee, such employee shall be entitled to receive from the Company a series of monthly payments equal to one-twelfth of the employee’s annual base salary for each month during the remaining term of the Adam Diasti Employment Agreement, but not less than 24 months, plus a payment for accrued but unpaid wages and expense reimbursements. The Adam Diasti Employment Agreement provides that in the event such employee’s employment terminates other than for cause within twelve months following a change in control (as defined in the Adam Diasti Employment Agreement) of the Company, the Company shall pay such employee a series of 36 monthly payments of one-twelfth of the sum of such employee’s base salary plus his previous years’ bonus. The Adam Diasti Employment Agreement contains a non-competition covenant with the Company for a period of two years following termination of employment.

     The Company and Timothy Merrick are parties to an Employment Agreement (the “Merrick Employment Agreement”), pursuant to which Mr. Merrick has agreed to serve as Vice President — Finance of the Company. The term of the Merrick Employment Agreement is for three years ending on February 11, 2005, and is renewable for subsequent one year terms by mutual agreement of the parties. The Merrick Employment Agreement provides that Mr. Merrick will devote his full time to the business and affairs of the Company and will receive an annual base salary of not less than $150,000. Mr. Merrick is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company’s expense. The Merrick Employment Agreement terminates automatically upon death or disability of Mr. Merrick and is terminable by the Company “for cause” as defined in the Employment Agreement. The Merrick Employment Agreement contains a non-competition covenant with the Company for a period of eighteen months following termination of employment.

Item  12.    SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

     The following sets forth, as of April 1, 2002, information as to the beneficial ownership of the Company’s Common Stock by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company’s Common Stock, (ii) each person serving the Company as Director on such date and each nominee for Director, (iii) each person serving the Company as executive officer on such date who qualifies as a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934 and (iv) all of the Directors and executive officers of the Company as a group.

	Amount and
	Nature of
	Shares
	Beneficially	Percent of
Stockholders(1)	Owned	Class(2)

Diasti Nevada Family Limited Partnership(3)	1,066,780	51.0%
Terek Diasti(3)	1,073,446	51.3%
Adam Diasti(3)	1,073,446	51.3%
Tim Diasti(3)	1,066,780	51.0%
William H. Geary III(4)	18,093	0.9%
Timothy G. Merrick(5)	0	*
Donald R. Millard(6)	8,001	0.4%
Geoffrey L. Faux(5)	0	*
Darrell C. Smith(5)	0	*

All directors and executive officers as a group (7 persons)	1,106,206	52.9%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 2502 North Rocky Point Drive, Suite 1000, Tampa, Florida 33607.

(2)	Based on 2,091,223 shares of Common Stock outstanding. Pursuant to the rules of the Securities Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Shares are owned by the Diasti Nevada Family Limited Partnership, 639 Isbell Road, Suite 390, Reno Nevada 89509, in which Dr. Terek Diasti, Dr. Adam Diasti and Tim Diasti exercise equal investment and voting powers as equal stockholders of the corporate general partner. For Dr. Terek Diasti and Dr. Adam Diasti, includes 6,666 shares issuable upon the exercise of stock options granted to each of them pursuant to the Company’s 1995 Stock Option Plan, which have vested and are fully exercisable. Excludes 141,456 shares issuable upon the exercise of stock options held by the Coast P.A. for the benefit of the Coast P.A. professionals. Adam Diasti is the sole owner of the Coast P.A.

(4)	Mr. Geary’s employment ceased on April 24, 2002. Includes 18,093 shares issuable upon the exercise of stock options granted pursuant to the Company’s 1995 Stock Option Plan, which have vested and are fully exercisable.

(5)	Excludes stock option grants which will vest over the next three years but are not exercisable within 60 days of the date hereof.

(6)	Includes 8,001 shares issuable upon the exercise of stock options granted pursuant to the Company’s 1995 Stock Option Plan, which have vested and are fully exercisable.

Item  13.    CERTAIN TRANSACTIONS

     The information set forth herein briefly describes certain relationships and related transactions since the beginning of the Company’s last fiscal year between the Company and its Directors, officers and stockholders owning 5% or more of the Company’s Common Stock. These relationships and transactions have been and will continue to be reviewed and approved by a majority of the Company’s independent Directors of the Audit Committee.

Agreement with Coast P.A.

     The Company has agreements to provide dental management, services and support to each Coast P.A. (“Services and Support Agreements”). Dr. Adam Diasti, a Director and the President of the Company, is the sole owner of the Coast P.A. Net revenues earned by the Company from Coast P.A. for management services were approximately $44.6 million for the year ended December 31, 2001. The service and support fees earned by the Company from the Coast P.A. have historically ranged from 65% to 76% of the gross revenue, net of refunds, adjustments, and discounts, of the dental offices managed by the Company pursuant to the Services and Support Agreements (the “Dental Centers”). The services and support fees between the parties may be revised from time to time based upon negotiations between the Company and the Coast P.A. and approved by the Audit Committee. The Company pays, out of the services and support fee, all of the operating and non-operating expenses incurred by the Coast P.A. at the Dental Centers, except for the salaries and benefits of the Coast P.A. dentists and dental hygienists. The Audit Committee approved an adjustment to the services and support fees in January 2000 to 67%, with an allowable range of 66% and 72%.

     In addition, the fair value of stock options granted by the Company to affiliated dental professionals employed by a Coast P.A. are charged to the Coast P.A. and reimbursed to the Company from the Coast P.A. Upon the departure or termination of a dental professional from a Coast P.A., any options previously granted that are forfeited by the dental professional pursuant to the terms of the affiliated professional benefit plan, revert to the Coast P.A. for reissuance to new dental professionals. As a result of such forfeitures, the Coast P.A. currently holds options to purchase 141,456 shares of the Company’s common stock at exercise prices ranging from $3.14 per share to $76.13 per share.

Dentist Equity Model

     During the third quarter of 2001, the Coast P.A., with the assistance of the Company, began the rollout of the newly developed Equity Model, whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. Through March 1, 2002, the sale of interests in the Dental Centers have been structured as a sale of a portion of the tangible and intangible assets of each Dental Center. In each Dental Center, the Company owns the tangible assets and the Coast P.A. owns the intangible assets. For each interest sold, the Company sells a portion of the Dental Center’s tangible assets to dentist and a portion to the Coast P.A. The Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. The Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. Effective April 2002, it is expected that the structure of future transactions under the Equity Model will change such that only the Coast P.A. will sell assets to the dentist.

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

Note and Accounts Receivable from Coast P.A.

     The Company periodically advances funds to/from the Coast P.A. These advances to and from the Coast P.A. are reflected on the Company’s balance sheet as a note receivable from Coast P.A. for approximately $0.2 million at December 31, 2001. The receivable is non-interest bearing and is due upon demand. The Company has also recorded a receivable from the Coast P.A. in the amount of $2.5 million as of December 31, 2001 in accordance with the Affiliated Professionals Stock Plan. This receivable represents the fair value of the options issued to the dental professionals employed by the Coast P.A. and is reimbursed to the Company from the Coast P.A.

     The Coast P.A. is indebted to the Company in the aggregate amount as of December 31, 2001 of approximately $13.0 million which represents services and support fees payable to the Company in accordance with the Services and Support Agreements.

edentaldirect.com Agreement

     The Company entered into a Supply Agreement dated September 27, 2000 with edentaldirect.com, Inc. Tim Diasti, an affiliate of the Company, is an officer, director and shareholder of edentaldirect.com, Inc. and brother of Terek and Adam Diasti. The Company’s officers and directors, Terek Diasti and Adam Diasti, and its directors, Donald Millard and Darrell C. Smith are also shareholders of edentaldirect.com, Inc. Under the Supply Agreement, the Company purchased dental products and supplies from edentaldirect.com, Inc. During 2001, the Company paid edentaldirect.com, Inc. approximately $1.38 million for dental products and supplies, which represents approximately 35% of the Company’s total supply purchases for such period. At December 31, 2001, the Company owed edentaldirect.com approximately $420,000 for the purchase of dental products and supplies. The Company ordered from several different suppliers during 2001.

Adenta and ehealth agreement

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

     The program is provided through an agreement (the “Credit Card Program Agreement”) between Well Fargo National Bank (the “Bank”) and eHealthCredit.com, Inc. (“eHealth”). Pursuant to the Credit Card Program Agreement, the Bank provides financing to qualified patients of dental providers. Patients are billed directly by the Bank and the Bank services the credit card accounts. Providers are paid directly by the Bank subject to applicable discounts charged by the Bank and eHealth. eHealth, in turn, has agreed to market and promote the credit card program to providers, including the Coast P.A. In consideration thereof, eHealth receives a portion of the applicable discounts charged to the providers, 80% of any income derived from sundry products related to the program, including insurance and credit card registration, and 5% of the total finance charges collected each month by the Bank on the credit card accounts. In addition, pursuant to the Credit Card Program Agreement, each provider receives a machine from the Bank to process credit card charges. The machine is free to the provider if the provider processes the minimum stated number of charges. If the provider does not meet this threshold, it is required to pay $600.00 per machine. In the event any provider fails to pay such amount, eHealth must make the required payment to the Bank.

     eHealth has entered into a Dental Credit Agreement with Adenta Patient Financing, LLC (“Adenta”), pursuant to which eHealth has granted Adenta the exclusive right to market and sell the credit card program to dental group practices and their clients. In consideration for Adenta’s services, Adenta is entitled to all or part of the discount fee charged by eHealth. Pursuant to the Adenta Agreement, Adenta pays eHealth an annual fee of $100,000 to cover any damages that eHealth may incur related to the Credit Card Program Agreement.

     The Company has entered into a Corporate Guaranty with the Bank pursuant to which it has agreed to absolutely, unconditionally and without limit, to guarantee and become a surety for eHealth’s full, prompt and punctual payment and performance of its obligations under the Credit Card Program Agreement.

     It is anticipated that the Coast P.A. will benefit from the Program as a result of increased dental sales and accelerated collection of revenues. The Company believes that the amounts charged by eHealth and Adenta for the Program are generally similar to or lower than the terms it could obtain from unrelated parties. The Program was implemented in January 2002 and neither the Company, nor the Coast P.A. paid any sums to, or on behalf of, eHealth or Adenta, nor did eHealth or Adenta pay any sums to the Company or the Coast P.A. during 2001.

     The Diasti Family Limited Partnership (an affiliate of the Company) and Darrell C. Smith (one of the Company’s directors) own 90% and 5%, respectively of eHealth. In addition, the Diasti Family Limited Partnership and Mr. Smith own 87% and 5%, respectively, of Diasti Holdings, LLC, which in turn owns 50% of Adenta. The other 50% is owned by an unaffiliated third party.

Split-Dollar Life Insurance Arrangement

     In February 1998, the Company entered into split-dollar life insurance arrangements with executive officers and directors, Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, the Company lends the money to pay the annual premiums and has received collateral assignments of the life insurance policies to secure repayment of the loans. Upon the death of the covered person, the Company is entitled to receive repayment of the loans from the life insurance proceeds. In 2001, the Company loaned $56,000 and $87,000 to Terek Diasti and Adam Diasti, respectively, for the premiums on the life insurance policies. The Company has the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned.

Loans to Majority Stockholders

     The Company periodically advances funds to/from the majority stockholders. Advances to the majority stockholders, and affiliates of majority stockholders, are non-interest bearing and were approximately $163,000 at December 31, 2001.

Law Firm

     Director Darrell C. Smith is a partner in the law firm of Shumaker, Loop & Kendrick, LLP which has served as general counsel to the Company since inception. In 2001, the Company paid the law firm fees for services rendered during such period.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on April 30, 2002.

By:	/s/ TEREK DIASTI, DVM TEREK DIASTI, DVM Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

By:	/s/ TEREK DIASTI, DVM TEREK DIASTI, DVM Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	* ADAM DIASTI, DDS President and Director

By:	/s/ TIMOTHY G. MERRICK TIMOTHY G. MERRICK Vice President - Finance (Principal Financial and Accounting Officer)

By:	* DONALD R. MILLARD Director

By:	* GEOFFREY L. FAUX Director

By:	* DARRELL C. SMITH Director

April 30, 2002

     •     By Terek Diasti, DVM, as attorney in fact pursuant to the power of attorney contained in the Form 10-K filed on April 1, 2002.