Form 10-Q
period 2002-03-31
COAST DENTAL SERVICES INC
filed 2002-05-15
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2002

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

Total number of shares of outstanding Common Stock as of May 7, 2002: 2,091,223.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COAST DENTAL SERVICES, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	December 31,	March 31,
	2001	2002

ASSETS

Current assets:

Cash and cash equivalents	$2,545,770	$2,032,187

Management fee receivable from Coast P.A., non-interest bearing	12,996,820	14,987,979

Notes receivable from Equity Doctors – current portion	20,504	21,538

Supplies, inventory and small tools	3,357,659	3,244,946

Prepaid expenses and other current assets	507,542	266,132

Income tax refund receivable	—	1,241,317

Total current assets	19,428,295	21,794,099

Property and equipment, net	17,609,994	16,755,776

Notes receivable from Coast P.A., non-interest bearing	229,218	229,218

Notes receivable from Equity Doctors	798,900	1,000,650

Non-compete agreements, net of amortization $702,502 and $708,926, respectively	392,081	362,324

Dental services agreements, net of amortization of $2,986,533

and $3,711,035, respectively	13,414,809	13,253,677

Other assets	2,262,309	2,271,914

Total assets	$54,135,606	$55,667,658

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:

Accounts payable	$2,436,672	$2,584,381

Accrued salaries and employee costs	1,329,485	1,193,208

Accrued expenses	1,846,091	2,301,992

Current maturities of long-term debt	257,520	213,130

Total current liabilities	5,869,768	6,292,711

Long-term debt, excluding current maturities	92,750	51,840

Total liabilities	5,962,518	6,344,551

Stockholders’ equity:

Preferred stock, $.001 par value; 2,000,000 shares authorized, None issued	—	—

Common stock, $.001 par value; 50,000,000 shares authorized,

2,091,223 shares issued and outstanding	2,091	2,091

Additional paid-in capital	55,064,603	55,117,461

Retained earnings (deficit)	(4,440,400)	(3,290,380)

	50,626,294	51,829,172

Less: Stock option receivable from Coast P.A., non-interest bearing	(2,453,206)	(2,506,065)

Total stockholders’ equity	48,173,088	49,323,107

Total liabilities and stockholders’ equity	$54,135,606	$55,667,658

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF INCOME (LOSS)
UNAUDITED

	Quarter Ended March 31,

	2001	2002

Net revenue	$11,152,467	$13,570,504

Dental Center expenses:

Staff salaries and employee costs	4,502,930	4,911,893

Dental supplies and lab fees	2,010,749	2,402,648

Advertising	490,788	820,688

Rent and occupancy	1,778,475	1,873,406

Depreciation	829,979	778,513

Administrative	373,388	488,222

Total Dental Center expenses	9,986,309	11,275,370

Dental Center gross margin	1,166,158	2,295,134

General and administrative expenses	2,154,350	1,708,133

Depreciation and amortization	322,030	316,217

Operating (loss) income	(1,310,222)	270,784

Interest income, net	38,514	28,416

(Loss) income before income tax expense (benefit)	(1,271,708)	299,200

Income tax expense (benefit)	102,060	(850,820)

Net (loss) income	$(1,373,768)	$1,150,020

Basic (loss) income per share:

Net (loss) income	$(0.65)	$0.55

Diluted (loss) income per share:

Net (loss) income	$(0.65)	$0.55

Weighted average number of shares outstanding, after impact of one-for-three reverse stock split:

Basic	2,104,106	2,091,223

Diluted	2,104,106	2,095,344

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Quarter Ended March 31,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income	$(1,373,768)	$1,150,020

Adjustments to reconcile net (loss) income to net cash provided by operating activities:

Depreciation	927,144	904,205

Amortization	224,866	190,525

Deferred income tax expense (benefit)	184,655	(888,083)

Other	58,094	14,338

Changes in operating assets and liabilities:

Increase in management fee receivable from Coast P.A.	(656,840)	(2,089,346)

Decrease (increase) in supplies, inventory and small tools	5,791	(14,100)

Decrease in prepaid expenses and other current assets	105,058	241,775

Decrease (increase) in accounts payable and accrued expenses	(990,966)	114,098

NET CASH USED IN OPERATING ACTIVITIES	(1,515,966)	(376,568)

CASH FLOWS FROM INVESTING ACTIVITIES:

Capital expenditures	(195,345)	(64,325)

Collections on notes receivable from Equity Doctors	—	22,216

Purchase of available-for-sale investments	(112,632)	—

Increase in other assets	(186,959)	(9,606)

NET CASH USED IN INVESTING ACTIVITIES	(494,936)	(51,715)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from long term debt	1,675,523	—

Payments on long term debt	(182,994)	(85,300)

Payments on capital leases	(9,247)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,483,282	(85,300)

DECREASE IN CASH AND CASH EQUIVALENTS	(527,620)	(513,583)

Cash and cash equivalents at beginning of period	2,453,614	2,545,770

Cash and cash equivalents at end of period	$1,925,994	$2,032,187

SUPPLEMENTAL CASH FLOW INFORMATION:

Cash paid for interest	$54,384	$6,072

Cash paid (refunded) for income tax	$—	$(70,070)

Non-cash stock option receivable from Coast P.A.	$—	$52,859

ASSET DISPOSALS:

Book value of property and equipment disposed	$—	$190,442

Notes receivable	$—	$225,000

Supplies, inventory and small tools	$—	$126,814

Management fee receivable	$—	$92,256

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS

Note 1 — Basis of Presentation

         The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the “Company”) are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 200.

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

         On July 29, 2001, Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and certain intangible assets with indefinite lives, including assets of this nature recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. The Company does not have any unidentifiable intangible assets or goodwill; accordingly, the adoption of this standard did not have any impact on the Company’s financial position, results of operations or cash flows. On an annual basis, and when there is reason to suspect that the carrying values of identifiable intangible assets have been diminished or impaired, identifiable intangible assets must be tested for impairment, and write-downs may be necessary.

         In October 2001, Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The Company adopted SFAS No. 144 effective January 1, 2002 and the adoption did not have any impact on the Company’s financial position, results of operations or cash flows.

Note 3 – Income (Loss) Per Share

         The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

         The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of March 31, 2001, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of common stock equivalents would have been anti-dilutive. As of March 31, 2002, the weighted average number of shares outstanding increased by 4,121 for purposes of determining the diluted earnings per share due to the inclusion of stock options which had a dilutive effect on the earnings per share calculation.

         In fiscal 2001, stockholders’ equity was restated to give retroactive recognition to the reverse stock split, effective July 17, 2001, for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and the notes to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

Note 4 – Income Taxes

         On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of approximately $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 is approximately $1,241,000 and is reflected as Income tax refund receivable on the condensed balance sheet. The Company collected the income tax refund in second quarter of 2002.

         The effect of the change in tax law has been recorded as a reduction in the valuation allowance and recognition of a tax benefit of $888,000 in the quarter ended March 31, 2002, when the law was enacted. The Company incurred a significant federal tax net operating loss in both 2000 and 2001 and, accordingly, has provided a full valuation allowance on its remaining net deferred tax asset. The Company expects to generate taxable income for the full year 2002 and will re-evaluate the amount of the valuation allowance on an ongoing basis.

Note 5 – Significant Events

         Equity Model. During the quarter ended March 31, 2002, the Company and the Coast P.A. converted three (3) additional Dental Centers to the Equity Model, bringing the total number of Dental Centers converted to thirteen (13). In connection with these three (3) conversions to the Equity Model, the Company sold tangible assets at their net book value, which approximated market value, totaling approximately $317,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $317,000 in the form of notes receivable from dentists (approximately $79,000) and a management fee receivable from the Coast P.A. (approximately $238,000). Subsequently, the Coast P.A. assigned its notes receivable of approximately $146,000 (arising from the dentists for the purchase of the Coast P.A.’s intangible assets) to the Company in exchange for an approximate $146,000 reduction to the management fee receivable from the Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling approximately $225,000 from these transactions. The short-term notes receivable totaling $22,500 are at 10% for periods of three to five months and require monthly payments of principal and interest. The long-term portion of the notes receivable totaling $202,500 is at 10% with a term of seven years, with the first year requiring monthly payments of interest only. After the initial year of the term, payments of principal and interest are required monthly.

         Effective April 1, 2002, the Company and the Coast P.A. converted one (1) additional Dental Center to the Equity Model, bringing the total number of Dental Centers converted to fourteen (14).

         Lease Financing Commitment. In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets. This commitment will provide another means to finance capital expenditures and thereby enhance the Company’s liquidity.

         Income Tax Refund. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of approximately $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 is approximately $1,241,000 and is reflected as Income tax refund receivable on the condensed balance sheet. The Company expects to collect the income tax refund in the second quarter of 2002.

         Line of Credit Financing Commitment. On March 28, 2002, the Company received a commitment letter from a financial institution to provide a $2.5 million line of credit secured by a first lien on cash equivalents and split-dollar life insurance arrangements between the Company and Terek and Adam Diasti, who are directors and officers of the Company. The financing commitment is for a revolving line of credit, with a three-year term and interest at LIBOR plus 1.00%. The proposed secured revolving line of credit would contain performance covenants related to EBITDA, which would not be in effect until December 31, 2002. Under the terms of the credit facility in place with Bank of America, the execution of this proposed secured revolving line of credit voids the existing credit facility in place with Bank of America. At April 30, 2002, no funds were outstanding on the Bank of America credit facility, and the Company has not closed on the proposed secured revolving line of credit. There can be no assurances that the Company will be able to close on the proposed credit facility.

         Services and Support Agreement Amendment. The Company and the Coast P.A. periodically review the amount of services and support fees payable to the Company as compensation for its services and support of the Dental Centers to determine whether any adjustments may be necessary to continue to reflect the fair value of the Company’s services. Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned by Coast Dental Services, Inc. and provide for the transfer of the Dental Center trade accounts receivable arising from the provision of dental services to the Company for payment of services and support fees. These changes were precipitated by the favorable impact on financial performance of Dental Centers converted to the recently implemented Dental Equity Model, which model the Company and the Coast P.A. believe provides the Equity Doctor and the Coast P.A. an incentive for improving financial performance. This amendment will incorporate the financial performance of each Dental Center in the determination of the services and support fee earned by the Company. The amendment to the Services and Support Agreement was approved by the Audit Committee of the Board of Directors comprised solely of independent directors.

         Effective June 1, 2002, the Services and Support fee to be earned by the Company for each Dental Center will be based on a combination of the actual costs of services provided and the financial performance of the Dental Center.

         As compensation for its services and support of the Dental Centers, the Company can earn a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers ( including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs) and; 2) the financial performance of the Dental Center. This portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. The services and support fees to be earned are calculated on a stand-alone basis for and using the stand-alone financial performance of each Dental Center. The trade accounts receivables transferred for payment of services and support fees are transferred with full recourse and the dental practice remains responsible for any uncollectible trade accounts receivable. Effective June 1, 2002, the Company will carry these trade accounts receivable on its balance sheet in the face amount of the trade receivables transferred with full recourse.

         Prior to June 1, 2002, the monthly services and support fee earned by the Company was based on a percentage of Dental Center gross revenue, net of refunds, adjustments and discounts, and the trade accounts receivable of the dental practices were not transferred to the Company to secure such fee. The Company currently believes that the new services and support fee methodology will result in greater net revenues to the Company due to the increasing levels of gross revenues being generated by the Coast P.A. in 2002. However, because of the various factors that can impact the Coast P.A.’s ability to generate gross revenues, there can be no assurance that the Company will earn greater services and support fees under the new methodology. Furthermore, the application of the new methodology to historical levels of the Coast P.A.’s gross revenues in recent past years would have resulted in the Company earning a lower amount of services and support fees than under the previous methodology.

Note 6 – Liquidity and Capital Resources

At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. At March 31, 2002, the Company had cash and cash equivalents totaling $2.0 million for a three-month reduction of $0.5 million. These funds were used to fund operations, capital expenditures and debt service during the quarter.

Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, the proposed $2.5 million secured revolving line of credit, the federal income tax refund and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

Additionally, to the extent the Company’s joint Dentist Equity Model initiative with the Coast P.A. is successful, additional cash could become available to the Company through accelerated payment of the Coast P.A. management fee receivable through the sale of certain Coast P.A. assets to Dentists for cash or the assignment by the Coast P.A. to the Company of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

In the event the Company is unable to generate its expected cash flows, liquidate or collateralize assets including cash surrender value of life insurance and accounts and notes receivable, or fails to receive or access to adequate financing, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

A. Overview

         Introduction. The Company opened its first Dental Center in May 1992. As of March 31, 2002, the Company provides management services to 118 Dental Centers consisting of 63 internally developed and 55 acquired Dental Centers. The Company derives its revenue through fees earned from the Company’s managed professional associations (collectively the “Coast P.A.”) for providing management services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of March 31, 2002, there were 145 Dentists serving patients. In the near future, the Company’s goal is to grow by utilizing existing excess capacity by adding dentists in certain existing Dental Centers, through the rollout of the Dentist Equity Model (designed to incentivize increased productivity), and through certain business development programs such as dentist recruitment, advertising initiatives, an expanded patient financing program and the Coast Smile Plus discount and membership plan. Once the excess capacity is reduced to the satisfaction of management, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

         Pursuant to the Services and Support Agreements, the Company earns a service and support fee from the Coast P.A. based on the gross revenues of the Coast P.A. and the Coast P.A. retains the remaining gross revenues for dentist and hygienist compensation and benefits and its other operating expenses. For the services and support fee, operating expenses incurred by the Dental Centers (with the exception of dentist and dental hygienist compensation and benefits) are expenses of the Company. The service and support fee earned from the Coast P.A. is based on a percentage of Dental Center patient revenues (including capitation revenue, net of refunds, adjustments and discounts). Effective January 1, 2000, the service and support fee was adjusted from 73% to 67% of Dental Center gross revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001 and through March 31, 2002. The Company does not employ dentists and hygienists and, accordingly, “Dental Center – Staff salaries and employee costs” presented on the Condensed Statements of Income (Loss) do not include the salaries and benefits of dentists and dental hygienists.

         Equity Model. As previously disclosed the Company and the Coast P.A., have implemented a significant change in the overall business model to increase the utilization and profitability of its Dental Centers. During the third quarter of 2001, the Coast P.A., with the assistance of the Company, began the implementation of the Dentist Equity Model (the “Equity Model”). Under the Equity Model, a dentist has the opportunity to acquire up to a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. The dentist acquires an ownership interest in certain of the assets of the Dental Center and finances all or a portion of the purchase price with a secured note payable. The general terms of the notes are seven years at 10% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The resulting Dental Centers will continue to operate under the existing Services and Support Agreement with the Company. Full implementation of the Equity Model is dependent upon reaching agreements with selected dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Equity Model, will have on the Company’s overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Centers. To date, the overall impact of the Equity Model has been an improvement in the gross revenues and Dental Center gross margin of the Dental Centers operating under the Equity Model. As of December 31, 2001, ten (10) Dental Centers were converted to the Equity Model and, as of April 1, 2002, four (4) additional Dental Centers were converted bringing the total number of Dental Centers converted to the Equity Model to fourteen (14).

         During the quarter ending March 31, 2002, the Company and the Coast P.A. converted four (4) additional Dental Centers to the Equity Model, bringing the total number of Dental Centers converted to fourteen (14). In connection with these four (4) conversions to the Equity Model, the Company sold tangible assets at their net book value, which approximated market value, totaling approximately $317,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $317,000 in the form of notes receivable from dentists (approximately $79,000) and a management fee receivable from the Coast P.A.

(approximately $238,000). Subsequently, the Coast P.A. assigned its notes receivable of approximately $146,000 (arising from the dentists for the purchase of the Coast P.A.’s intangible assets) to the Company in exchange for an approximate $146,000 reduction to the management fee receivable from the Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling approximately $225,000 from these transactions. The short-term notes receivable totaling $22,500 are at 10% for periods of three to five months and require monthly payments of principal and interest. The long-term portion of the notes receivable totaling $202,500 is at 10% with a term of seven years, with the first year requiring monthly payments of interest only. After the initial year of the term, payments of principal and interest are required monthly.

         Effective April 1, 2002, the Company and the Coast P.A. converted one (1) additional Dental Center to the Equity Model, bringing the total number of Dental Centers converted to fourteen (14).

         Operations Update. During the quarter ended March 31, 2002, the Company and the Coast P.A. continued to focus on the following initiatives: dentist recruiting, implementing a patient financing program, expanding the Coast Smile Plus discount and membership program and shifting the focus of the advertising program to support the strategy of replacing lower margin managed care business with higher margin fee-for-service and private insurance business. Both the patient financing program and the Coast Smile Plus discount and membership program are in alignment with the goal of attracting these forms of business and improving the cash flow of the Coast P.A., and therefore the cash flow of the Company. Since June 30, 2001, the Coast P.A. has hired 41 net new dentists to serve in existing Dental Centers. The patient financing program was implemented during the quarter ended March 31, 2002. During the first eleven weeks of this program, gross revenues charged by Coast P.A. patients have been approximately $1,400,000 and the average patient transaction is approximately 6.5 times higher than the Coast P.A.’s overall average patient transaction. The Coast Smile Plus discount and membership plan, while in existence prior to 2002, has not been marketed outside of the Dental Centers. With limited marketing consisting of point-of-sale brochures, the program generated 19,700 members in 2001 alone. The Company believes that this program, which is a discount fee plan, is marketable to large employers and traditional distribution channels for supplemental insurance and discount medical programs. In the first quarter of 2002, the Company re-designed the program, developed new advertising and marketing programs and began recruiting an in-house sales team. The re-designed Coast Smile Plus discount and membership program will be launched in second quarter 2002. In the first quarter 2002, new advertising programs focused on patient financing and the fee-for-service and indemnity insurance markets were developed which will be launched in second quarter 2002.

         The Company is in the early stages of an enhancement in its information technology platform. The new platform is expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to manage the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities of the Dental Centers. The Company has secured a $1.5 million master lease credit facility from a national lender to finance a substantial amount of the related hardware and third party software for this initiative. The majority of the cost of this initiative will be amortized over the lease terms, generally three years, except that certain planning, process change and post-implementation review costs will be expensed as incurred over the next several quarters.

         Services and Support Agreement Amendment. The Company and the Coast P.A. periodically review the amount of services and support fees payable to the Company as compensation for its services and support of the Dental Centers to determine whether any adjustments may be necessary to continue to reflect the fair value of the Company’s services. Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned by Coast Dental Services, Inc. and provide for the transfer of the Dental Center trade accounts receivable arising from the provision of dental services to the Company for payment of services and support fees. These changes were precipitated by the favorable impact on financial performance of Dental Centers converted to the recently implemented Dental Equity Model, which model the Company and the Coast P.A. believe provides the Equity Doctor and the Coast P.A. an incentive for improving financial performance. This amendment will incorporate the financial performance of each Dental Center in the determination of the services and support fee earned by the Company. The amendment to the Services and Support Agreement was approved by the Audit Committee of the Board of Directors comprised solely of independent directors.

         Effective June 1, 2002, the Services and Support fee to be earned by the Company for each Dental Center will be based on a combination of the actual costs of services provided and the financial performance of the Dental Center.

         As compensation for its services and support of the Dental Centers, the Company can earn a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers ( including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs) and; 2) the financial performance of the Dental Center. This portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. The services and support fees to be earned are calculated on a stand-alone basis for and using the stand-alone financial performance of each Dental Center. The trade accounts receivables transferred for payment of services and support fees are transferred with full recourse and the dental practice remains responsible for any uncollectible trade accounts receivable. Effective June 1, 2002, the Company will carry these trade accounts receivable on its balance sheet in the face amount of the trade receivables transferred with full recourse.

         Prior to June 1, 2002, the monthly services and support fee earned by the Company was based on a percentage of Dental Center gross revenue, net of refunds, adjustments and discounts, and the trade accounts receivable of the dental practices were not transferred to the Company to secure such fee. The Company currently believes that the new services and support fee methodology will result in greater net revenues to the Company due to the increasing levels of gross revenues being generated by the Coast P.A. in 2002. However, because of the various factors that can impact the Coast P.A.'s ability to generate gross revenues, there can be no assurance that the Company will earn greater services and support fees under the new methodology. Furthermore, the application of the new methodology to historical levels of the Coast P.A.'s gross revenues in recent past years would have resulted in the Company earning a lower amount of services and support fees than under the previous methodology.

B. Results of Operations

         The following table sets forth, as a percentage of net revenue, certain items in the Company’s statements of income (loss) for the quarters indicated. The performance of the Company during these quarters is not indicative of future financial results or conditions.

	Quarter Ended
	March 31,

	2001	2002

Net revenue	100.0%	100.0%

Dental Center expenses:

Staff salaries and employee costs	40.4	36.3

Dental supplies and lab fees	18.0	17.7

Advertising	4.4	6.0

Rent and occupancy	15.9	13.8

Depreciation	7.4	5.7

Administrative	3.4	3.6

Total Dental Center expenses	89.5	83.1

Dental Center gross profit	10.5	16.9

General and administrative expenses	19.3	12.6

Depreciation and amortization	2.9	2.3

Operating (loss) income	(11.7)	2.0

Interest income, net	0.3	0.2

(Loss) income before income tax (benefit) expense	(11.4)	2.2

Income tax expense (benefit)	0.9	(6.3)

Net (loss) income	(12.3%)	8.5%

Quarter Ended March 31, 2002 Compared to Quarter Ended March 31, 2001

         Net revenue. Net revenue increased $2.4 million or 21.7% for the quarter ended March 31, 2002, from $11.2 million to $13.6 million. On per Dental Center basis, net revenue increased 29.0% as there were fewer Dental Centers operated in first quarter 2002 than first quarter 2001 due to Dental Center closings late in 2001. The increase in net revenue is attributable to a number of factors including an increase in the number of dentists at the Coast P.A., an increase in the productivity per dentist, the implementation of the patient financing program at the Coast P.A., the migration from lower-margin managed care business to fee-for-service and private insurance and the implementation of the Coast Smile Plus discount and membership plan.

         The number of Coast P.A. dentists increased from 115 at March 31, 2001 to 145 at March 31, 2002. The productivity of Coast P.A. dentists increased and was assisted by these other programs. During the first quarter 2002, approximately $1,000,000 in gross revenue was financed by Coast P.A. patients using the newly implemented patient financing program. The average transaction per patient who used the Coast Patient Advantage patient financing was approximately 6.5 times higher than the overall average patient transaction. The migration from lower-margin managed care business continues as the percentage of gross revenue derived from managed care business has declined from 57% of the Coast P.A.’s gross revenue for the year ended December 31, 2000 to approximately 32% for the three months ended March 31, 2002. In addition, the Company and the Coast P.A. implemented the Coast Smile Plus discount and membership plan in 2001, which contributed 6.2% of Coast P.A.’s gross revenues in the first quarter 2002. In second quarter 2002, the Company and Coast P.A. will expand this program from passive point-of-sale marketing in the Dental Centers to targeted marketing to large employer groups and traditional distribution channels for supplemental insurance and discount medical programs.

         Staff salaries and employee costs. Staff salaries and employee costs increased 9.1% for the quarter ended March 31, 2002, from $4.5 million to $4.9 million. This increase in staff salaries and employee costs is due to the need to staff the Dental Centers at a level consistent with the anticipated gross revenues and patient visits at each Dental Center. Staff salaries and compensation increased approximately $380,000 from the comparable period in the prior year while staff benefits increased by approximately $86,000. Employment related costs such as staff recruiting and temporary labor costs decreased by approximately $58,000. Staff salaries and employee costs declined from 40.4% of net revenue to 36.2% of net revenue due to the higher utilization of the Dental Centers.

         Dental supplies and lab fees. Dental supplies and lab fees increased 19.5% for the quarter ended March 31, 2002, from $2.0 million to $2.4 million. The primary reason for increasing total costs in this category is the improvement in the net revenue. Dental supplies increased by approximately $210,000 due to the significant increase in net revenue and the number of new dentists at the Coast P.A. Hygiene supplies and merchandising costs increased by approximately $170,000 due to a higher level of patent visits and from the successful introduction of a new product line. External lab fees increased by only $15,000, declining from 10% of net revenue to 8.3% of net revenue reflecting continued use of preferred labs over alternative sources. The Company’s net revenue increased by 21.7% while dental supplies and lab fees, which is variable with the level of revenue, increased by only 19.5%.

         Advertising. Advertising expenses increased 67.2% for the quarter March 31, 2002, from approximately $490,000 to approximately $821,000. This increase represents the cost associated with the increased focus on attracting fee-for-service, indemnity insurance and PPO insurance patients and implementing the patient-financing program. In addition to the focus applied to the attraction of higher-margin business, a portion of the increased advertising costs is attributable to the increased marketing efforts related to the Coast Smile Plus discount and membership program. Advertising costs are expected to continue to be in excess of prior year levels to support these programs as well as additional advertising programs being timed to coincide with the Company’s ten-year anniversary in the second quarter of 2002.

         Rent and occupancy expenses. Rent and occupancy expenses increased 5.3% in the first quarter 2002, from approximately $1,780,000 to approximately $1,875,000. The increase in rent and occupancy costs is primarily due to an increase in telecommunication costs of approximately $95,000 associated with the introduction of Internet capabilities in the Dental Centers. This ability is being added to the Dental Centers to support new information technology platforms to be implemented, to enable faster billing to insurance companies and, to improve the communications and gain efficiencies between the Dental Centers and the corporate office. Repair and maintenance costs increased by approximately $50,000 while other utilities costs decreased by approximately $17,000. Base rent decreased by approximately $26,000 as a result of the eight (8) Dental Centers closed in the fourth quarter of 2001. Management anticipates that rent and occupancy costs will remain relatively stable on a per office basis for the foreseeable future with the exception of telecommunication costs. Currently, less than one half of the Dental Centers have Internet capability and this portion of the cost is expected to grow as the remaining Dental Centers are provided with this capability.

         Dental Center Depreciation. Depreciation expense at the Dental Centers decreased 6.2% for the quarter ended March 31, 2002, from approximately $830,000 to approximately $780,000. The decline in depreciation expense from the comparable period in the prior year is due to the assets written off in the fourth quarter of 2001 in connection with the eight (8) Dental Center closings and the assets sold in connection with the Equity Model.

         Dental Center administrative expenses. Dental Center administrative expenses increased for the quarter ended March 31, 2002, from approximately $375,000 to approximately $490,000. This increase is primarily due to an increase in finance charge discounts and insurance costs. Finance charge discounts increased approximately $70,000 due to the increased charge volume from the newly implemented patient financing program. Finance charges are expected to increase in the future as the financed volume increases. Property and liability insurance costs continue to be higher than prior year levels and increased by approximately $30,000.

         Corporate general and administrative expenses. Corporate general and administrative expenses decreased 20.7% for the first quarter 2002 from $2.2 million to $1.7 million. The decrease is primarily due to a reduction in professional fees offset by an increase in salaries. During the first quarter 2001, the Company recognized professional fees of approximately $670,000 in connection with an abandoned recapitalization transaction. This cost did not recur in 2002. Salaries increased over the prior year quarter as the Company has attracted experienced management personnel in the areas of operations, information technology, and human resources.

         As discussed in Section 2.A – Overview of this Management’s Discussion and Analysis of Results of Operations and Financial Condition, the Company is investing in an enhancement of its information technology platform. Information technology expenses are expected to increase during the planning, implementation, and post-implementation phases of this project. The majority of the cost of this initiative will be amortized, generally over three years, except that certain planning, process changes, and post-implementation review costs, will be expensed as incurred over the next several quarters.

         Corporate depreciation and amortization. Corporate depreciation and amortization expenses decreased 1.8% in the first 2002 from approximately $322,000 to approximately $316,000. The decrease is attributable to the write-off of intangible assets in connection with the closing of eight (8) Dental Centers and the impairment charge recognized in the fourth quarter of 2001.

         Interest income, net. Interest income, net decreased 26.2% for the quarter ended March 31, 2002 from approximately $39,000 to approximately $28,000. The decrease is primarily attributable to the decline in cash and cash equivalents from the comparable period in the prior year. At March 31, 2001, cash and cash equivalents were approximately $7.4 million compared to approximately $2.0 million at March 31, 2002, resulting in a decrease in interest earned of approximately $80,000. This decline was offset by an increase in interest income earned on Equity Dentist notes receivable of approximately $23,000 and a decrease in interest expense of approximately $48,000 as there was no borrowing under the line of credit and long-term debt is being paid down in accordance with terms.

         Income taxes. For first quarter 2002, the Company recognized an income tax benefit of approximately $851,000 compared to income tax expense of $102,000 for first quarter 2001. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of approximately $888,000. In April 2002, the Company filed for a federal income tax refund of approximately $1,241,000 for tax years 1997, 1998 and 1999, which was collected in second quarter 2002. The first quarter 2002 tax benefit reflects the $888,000 income tax benefit from passage of the Act in fiscal 2002, net of the first quarter 2002 income tax provision of approximately $37,000. The first quarter 2001 tax expense of $102,000 reflected establishment of a valuation allowance on the deferred tax asset and the effect of non-deductible permanent differences in first quarter 2001 related to the expenses of the abandoned recapitalization transaction.

         The Company incurred significant federal tax net operating losses in both 2000 and 2001, and, accordingly, the Company has provided a full valuation allowance on its net deferred tax asset. The Company expects to generate taxable income for the full year 2002 and will re-evaluate the amount of the valuation allowance on an ongoing basis.

         Pro-forma financial information. The following pro-forma financial information is provided to supplement the discussion and analysis above.

         Income taxes – excluding the effect of the $888,000 federal income tax benefit from the carryback of net operating losses to tax years 1997 and 1998 realized in first quarter 2002, net income and basic and diluted earnings per share would have been $261,937 or $0.13 per share, respectively for first quarter 2002, compared to the reported net income and basic and fully diluted earnings per share of $1,150,020 or $0.55 per share, as shown below:

	Quarter 1, 2002

	Amount	Per Share

Net Income – as reported	$1,150,020	$0.55

Less: Incremental tax refund / tax benefit from change in tax law	(888,083)	(0.42)

Net Income – without incremental tax benefit	$261,937	$0.13

EBITDA – Earnings before interest, income taxes, depreciation and amortization increased in first quarter 2002 over first quarter 2001 by $1,523,727, as show below:

	Quarter Ended March 31

	2001	2002

Operating (loss) income	($1,310,222)	$270,784

Corporate depreciation and amortization	322,030	316,217

Dental Center depreciation	829,979	778,513

EBITDA	($158,213)	$1,365,514

C. Liquidity and Capital Resources

         At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. At March 31, 2002, the Company had cash and cash equivalents totaling $2.0 million for a three-month reduction of $0.5 million. These funds were used to fund operations, capital expenditures and debt service during the quarter.

         To improve cash flows from patients, the Company and the Coast P.A., in January 2002, arranged for a patient financing program through a national financial institution. While in its infancy, this program has accelerated the collection of net revenues, for those patients that elected to use the program and qualified for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts. This program is expected to reduce the growth of the Coast P.A.’s accounts receivable and accelerate cash flows of the Coast P.A. and the Company, thereby enhancing the Company’s liquidity.

         In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets. This commitment will provide another means to finance information technology capital expenditures and thereby enhance the Company’s liquidity.

         On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of approximately $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 is approximately $1,241,000 and is reflected as Income tax refund receivable on the condensed balance sheet. The Company collected the income tax refund in second quarter of 2002.

         On March 28, 2002, the Company received a commitment letter from a financial institution to provide a $2.5 million line of credit secured by a first lien on cash equivalents and split-dollar life insurance arrangements between the Company and Terek and Adam Diasti, who are directors and officers of the Company. The financing commitment is for a revolving line of credit, with a three-year term and interest at LIBOR plus 1.00%. The proposed secured revolving line of credit would contain performance covenants related to EBITDA, which would not be in effect until December 31, 2002. Under the terms of the credit facility in place with Bank of America, the execution of this proposed secured revolving line of credit voids the existing credit facility in place with Bank of America. At April 30, 2002, no funds were outstanding on the Bank of America credit facility, and the Company has not closed on the proposed secured revolving line of credit. There can be no assurances that the Company will be able to close on the proposed credit facility.

         Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, the proposed $2.5 million secured revolving line of credit, the federal income tax refund and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

         Additionally, to the extent the Company’s joint Dentist Equity Model initiative with the Coast P.A. is successful, additional cash could become available to the Company through accelerated payment of the Coast P.A. management fee receivable through the sale of certain Coast P.A. assets to Dentists for cash or the assignment by the Coast P.A. to the Company of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

         In the event the Company is unable to generate its expected cash flows, liquidate or collateralize assets including cash surrender value of life insurance and accounts and notes receivable, or fails to receive or access to adequate financing, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         See Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition, Section C. Liquidity and Capital Resources for further information.

         The Company has only a minimal amount of long-term debt, and expects to finance future capital needs through available capital, future earnings, if obtained, and bank lines of credit, if available. The Company’s exposure to market risk for changes in interest rates is primarily in its cash equivalent portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the quarter ended March 31, 2002, the Company earned investment income on cash and cash equivalents of approximately $12,000. If interest rates had been 1% lower than they were during the quarter, investment income would have been approximately $6,000 lower. The market risks associated with the investment portfolio exposure have not changed materially during this year.

Special Notice Regarding Forward Looking Statements

         This Form 10-Q, quarterly report, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Coast Dental Services,” “Company,” “we,” “our” and “us” refer to Coast Dental Services, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, “Management’s Discussion and Analysis of Results of Operations and Financial Condition,” and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

(i)	the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with the Company’s growth strategy;

(ii)	our anticipated future cash flows;

(iii)	our liquidity and capital resources;

(iv)	our financing opportunities and plans;

(v)	our future performance and operating results;

(vi)	the Company’s future service and support fee; and

(vii)	the potential effect of the Dentist Equity Model introduction.

         Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

(ii)	any reductions in the Company’s liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations or actions;

(iv)	the ability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in business and in acquisitions;

(vi)	effect of further reduced cash position and future inability to access borrowings in current credit facility;

(vii)	any adverse impacts on our net revenue or operating margins due to the costs associated with increased growth at existing Dental Centers;

(viii)	the future continued relationship with and success of our professional association customers;

(ix)	any inability to achieve additional net revenue or earnings from the internally developed Dental Centers or new or combined internally developed Dental Centers;

(x)	any adverse impact from changes to the services and support fees agreed to between the Company and the Coast P.A.;

(xi)	unanticipated costs and expenses resulting from our focus on internal efficiencies which impact margins;

(xii)	any slow down in the number of patients or the services performed by Dentists which impacts net revenue;

(xiii)	any material decrease in the number of Dentists or hygienists available to service patients, would adversely affect productivity and impact overall net revenue;

(xiv)	resulting costs and any negatives, including any reduced net revenues, incurred with implementing the Equity Model;

(xv)	any inability of the Coast P.A. to incentivize, motivate, retain and attract new dentists;

(xvi)	any future inability to substantially achieve the objectives expected from the successful implementation of the Equity Model;

(xvii)	any future loss of the Company’s listing under NASDAQ Small Cap Market;

(xviii)	general economic and market conditions and combined general downturn in the economy;

(xix)	impact of loss of managed care business and inability to replace with higher margin business;

(xx)	inability to generate positive cash flows and continuance of, or increased, negative cash flows;

(xxi)	the potential impact of negative market influences on the Company’s portfolio of cash and cash equivalents;

(xxii)	inability to improve dentist retention or adverse affects of dentist turnover at the Coast P.A.;

(xxiii)	any material decline in the number of patient visits at the Coast P.A.;

(xxiv)	any disruption of operations or adverse events caused by the project to enhance our information technology platform, or a material increase in costs from the enhancement;

(xxv)	inability to successfully replace capitated managed care business with other forms of business;

(xxvi)	inability to implement a successful expanded patient financing program;

(xxvii)	costs at the Dental Centers associated with the addition of 34 dentists in nine month period from June 30 2001 to March 31, 2002, including the inability of such dentists to generate sufficient revenue;

(xxviii)	any inability of dentists (under the Equity Model) to pay their obligations under the secured notes receivable as they come due;

(xxix)	any inability to successfully defend against claims and litigation matters;

(xxx)	any inability to successfully improve revenue through the implementation of the patient financing program;

(xxxi)	any inability to generate sufficient revenue to meet the cost associated with the patient financing program, including finance charges, marketing expenses, and any other costs, expenses and liabilities related to the program;

(xxxii)	any inability to close on the proposed $2.5 million revolving secured line of credit for which a commitment was received in March 2002;

(xxxiii)	any failure to receive the expected federal income tax refund.

         We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

Item 6. Exhibits and Reports of Form 8-K

(a)	Exhibits

                  See Exhibit Index.

(b)	Reports on Form 8-K

                  None.

COAST DENTAL SERVICES, INC.

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on May 14, 2002.

COAST DENTAL SERVICES, INC.

By: /s/ TEREK DIASTI TEREK DIASTI Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By: /s/ TIMOTHY G. MERRICK TIMOTHY G. MERRICK Vice President — Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.25	Employment Agreement between Coast Dental Services, Inc. and Timothy G. Merrick

11.1	Computation of Per Share Loss.