Form 10-Q
period 2002-06-30
COAST DENTAL SERVICES INC
filed 2002-08-14
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to _______________

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

Total number of shares of outstanding Common Stock as of August 14, 2002: 2,091,223.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COAST DENTAL SERVICES, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	December 31,	June 30,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,545,770	$3,996,224
Management fee receivable from Coast P.A., non-interest bearing	12,996,820	15,202,477
Notes receivable from Equity Doctors – current portion	20,504	125,390
Supplies, inventory and small tools	3,357,659	3,200,143
Prepaid expenses and other current assets	507,542	195,046

Total current assets	19,428,295	22,719,280

Property and equipment, net	17,609,994	15,786,130
Notes receivable from Coast P.A., non-interest bearing	229,218	229,218
Notes receivable from Equity Doctors	798,900	1,175,036
Non-compete agreements, net of amortization $702,502 and $777,957, respectively	392,081	345,660
Dental services agreements, net of amortization of $2,986,533 and $3,841,858, respectively	13,414,809	13,070,486
Other assets	2,262,309	1,703,390

Total assets	$54,135,606	$55,029,200

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,436,672	1,414,165
Accrued salaries and employee costs	1,329,485	1,392,915
Accrued expenses	1,846,091	2,675,781
Current maturities of long-term debt	257,520	187,214

Total current liabilities	5,869,768	5,670,075
Long-term debt, excluding current maturities	92,750	11,584

Total liabilities	5,962,518	5,681,659

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 2,091,223 shares issued and outstanding	2,091	2,091
Additional paid-in capital	55,064,603	55,117,461
Retained earnings (deficit)	(4,440,400)	(3,265,946)

	50,626,294	51,853,606
Less: Stock option receivable from Coast P.A., non-interest bearing	(2,453,206)	(2,506,065)

Total stockholders’ equity	48,173,088	49,347,541

Total liabilities and stockholders’ equity	$54,135,606	$55,029,200

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF INCOME (LOSS) AND COMPREHENSIVE INCOME (LOSS)
UNAUDITED

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net Revenue	$10,654,160	$14,240,330	$21,806,627	$27,810,836

Dental Center expenses:
Staff salaries and employee costs	4,284,592	4,792,333	8,787,522	9,704,226
Dental supplies and lab fees	2,000,595	2,551,672	4,011,345	4,954,320
Advertising	536,503	1,136,194	1,027,291	1,956,882
Rent and occupancy	1,771,053	1,920,822	3,549,528	3,794,229
Depreciation	832,161	779,721	1,662,141	1,558,234
Administrative	390,085	738,856	763,472	1,227,077

Total Dental Center expenses	9,814,989	11,919,598	19,801,299	23,194,968

Dental Center gross profit	839,171	2,320,732	2,005,328	4,615,868

General and administrative expenses	1,600,567	1,787,328	3,754,917	3,495,461
Depreciation and amortization	327,208	327,103	649,238	643,321
Dental Center closings and relocation	—	193,652	—	193,652

Operating (loss) income	(1,088,604)	12,649	(2,398,827)	283,434

Interest income, net	26,674	31,638	65,189	60,053

(Loss) income before income tax	(1,061,930)	44,287	(2,333,638)	343,487

Income tax (expense) benefit	—	(20,330)	(102,060)	830,967

Net (loss) income	(1,061,930)	23,957	(2,435,698)	1,174,454

Unrealized (loss) gain on investments	(16,307)	—	15,410	—

Comprehensive (loss) income	$(1,078,237)	$23,957	$(2,420,288)	$1,174,454

Basic (loss) income per share:
Net (loss) income	$(0.51)	$0.01	$(1.16)	$0.56

Diluted (loss) income per share:
Net (loss) income	$(0.51)	$0.01	$(1.16)	$0.56

Weighted average number of shares outstanding:
Basic	2,097,611	2,091,223	2,097,611	2,091,223

Diluted	2,097,611	2,144,289	2,097,611	2,113,465

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Six Months Ended June 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,435,698)	$1,174,454

Adjustments to reconcile net (loss) income:
Depreciation	1,861,573	1,811,193
Amortization	449,806	390,381
Deferred income tax expense (benefit)	184,655	(888,083)
Dental Center closings and relocation charge	—	193,652
Valuation allowance	—	244,011
Other	41,787	45,722
Changes in operating assets and liabilities:
(Increase) in management fee receivable from Coast P.A.	(900,815)	(2,405,954)
Decrease in supplies, inventory and small tools	1,013	30,703
Decrease in prepaid expenses and other current assets	176,189	312,861
(Decrease) increase in accounts payable and accrued expenses	(252,273)	818,890

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(873,763)	1,727,830

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(388,126)	(477,345)
Acquired assets, including intangible assets	(22,371)	—
Collections on notes receivable from Equity Doctors	—	36,533
Purchase of available-for-sale investments	158,483	—
Increase (decrease) in other assets	(107,234)	314,908

NET CASH USED IN INVESTING ACTIVITIES	(676,214)	(125,904)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(372,992)	(151,472)
Proceeds from long term debt	1,675,523	—
Payments on capital leases	(12,566)	—

NET CASH USED IN FINANCING ACTIVITIES	(1,289,965)	(151,472)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(260,012)	1,450,454

Cash and cash equivalents at beginning of period	2,453,614	2,545,770

Cash and cash equivalents at end of period	$2,193,602	$3,996,224

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest (paid) collected, net	$65,189	$60,053

Income taxes (paid) refunded, net	$—	$1,311,388

Non-cash stock option receivable from Coast P.A.	$62,637	$52,859

ASSET DISPOSITIONS:
Management fee receivable	$—	$(200,244)

Supplies, inventory and small tools	$—	$(126,816)

Book value of property and equipment disposed	$—	$(190,442)

Notes receivable	$—	$517,500

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
JUNE 30, 2002
(Unaudited)

Note 1 — Basis of Presentation

     The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the “Company”) are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

Note 3 – Income Taxes

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000 and was reflected as Income tax refund receivable on the first quarter March 31, 2002, condensed balance sheet. The Company collected the income tax refund in second quarter of 2002.

     The effect of the change in tax law has been recorded as a reduction in the valuation allowance and recognition of a tax benefit of $888,000 in the first quarter 2002, when the law was enacted. The Company incurred a significant federal tax net operating loss in both 2000 and 2001 and expects to have net deductible temporary differences reversing in the current year; accordingly, the Company has provided a full valuation allowance on its remaining net deferred tax asset. The Company will re-evaluate the amount of the valuation allowance on an ongoing basis based on the levels of book income and net deductible temporary differences arising or reversing.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 4 – Management Fee Receivable from Coast P.A.

     The management fee receivable represents non-interest bearing indebtedness of Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements.

     Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreements to change the methodology for determining the monthly services and support fee earned by the Company and to provide for the transfer of Coast P.A.'s trade accounts receivable to the Company for payment of services and support fees. The trade accounts receivable transferred collateralize a portion of the management fee receivable from Coast P.A. The remainder of the management fee receivable, after transfer of the trade accounts receivable, is unsecured and represents a concentration of credit risk. Presently, the Company expects Coast P.A. to pay the remainder of the management fee receivable due to the Company from three sources: 1) membership fees generated from the sale of Coast Smile Plus memberships outside of the Dental Centers; 2) assignment of, and subsequent collection of, notes receivable from the conversion of Dental Centers to the Equity Model; and 3) cash flows from operations.

     Through June 30, 2002, Coast P.A. has sold 8,400 Coast Smile Plus memberships at the Dental Centers using passive point-of-sale literature and displays. For the six months ended June 30, 2002, gross revenues of Coast P.A. from Coast Smile Plus members totaled 7.2% of total Coast P.A. gross revenues. In the first six months of 2002, the Company and Coast P.A. re-designed the program, developed new advertising and marketing programs and recruited an in-house sales team. The re-designed Coast Smile Plus discount and membership program will be launched in third quarter 2002 and will be marketed directly to consumers, directly to large employers and marketed through the traditional distribution channels for supplemental insurance and discount medical programs. The Coast P.A. expects to generate a significant amount of membership fees from actively marketing this program.

     Over an eleven (11) month period from August 2001 to June 2002 the Company and Coast P.A. have converted sixteen (16) Dental Centers to the Equity Model, or 14% of the Dental Centers as of June 30, 2002. In connection with these conversions, total consideration raised by the Company and Coast P.A. totals $1.48 million. The Company and Coast P.A. expect to continue implementation of the Equity Model which is expected to continue to generate cash and notes receivable consideration for Coast P.A.

     The Company evaluates the recoverability of the management fee receivable from Coast P.A. and has determined at this time that the management fee receivable is fully collectible and no bad debt allowance is necessary. If Coast P.A. is not successful with the strategies outlined above, or if the financial condition of the Coast P.A. changes, resulting in an inability to pay the unsecured portion of the management fee receivable; a bad debt allowance may be necessary to reduce the carrying value of this asset to a net realizable value that is less than the carrying amount of the receivable. The inability of Coast P.A. to pay the unsecured portion of the management fee receivable, could have a material adverse effect on the Company’s financial condition.

     The Company carries the management fee receivable from Coast P.A. as a current asset because the account turns over each quarter as service and support fees are earned and are collected, and effective June 2002, as Dental Center trade accounts receivable are transferred.

Note 5 – Income (Loss) Per Share

     The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

     The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money stock options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of June 30, 2001, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

common stock equivalents would have been anti-dilutive. As of June 30, 2002, the weighted average number of shares outstanding increased by 22,242 for purposes of determining the diluted earnings per share due to the inclusion of stock options which had a dilutive effect on the earnings per share calculation.

     In fiscal 2001, stockholders’ equity was restated to give retroactive recognition to the three-for-one reverse stock split, effective July 17, 2001, for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the financial statements and the notes to the number of common shares and per share amounts have been restated to reflect the reverse stock split.

Note 6 – Significant Events

     Equity Model. During the quarter ended March 31, 2002, the Company and Coast P.A. converted three (3) additional Dental Centers to the Equity Model, bringing the total number of Dental Centers converted to thirteen (13). During the quarter ended June 30,2002, Coast P.A. converted three (3) additional Dental Centers to the Equity Model, bringing the total number of Dental Centers converted to sixteen (16).

     In connection with the three (3) conversions to the Equity Model in first quarter 2002, the Company sold tangible assets at their net book value, which approximated market value, totaling $317,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling $317,000 in the form of notes receivable from dentists (of $79,000) and a management fee receivable from Coast P.A. (of $238,000). Subsequently, Coast P.A. assigned its notes receivable of $146,000 (arising from the dentists for the purchase of Coast P.A.’s intangible assets) to the Company in exchange for a $146,000 reduction to the management fee receivable from Coast P.A. Accordingly, the Company is the beneficiary of notes receivable totaling $225,000 from these transactions.

     Effective April 1, 2002, the structure of the Equity Model conversion was changed to only sell intangible assets of the Dental Centers and not to sell the tangible assets of the Dental Center. Accordingly, the Company no longer sells tangible assets in connection with Equity Model conversions.

     In connection with the three (3) Dental Centers converted to the Equity Model in second quarter 2002, Coast P.A. assigned its notes receivable of $292,500 (arising from the dentists’ purchase of Coast P.A.’s intangible assets) to the Company in exchange for a $292,500 reduction of the management fee receivable from Coast P.A.

     Income Tax Refund. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000. The Company collected the income tax refund in the second quarter of 2002.

     Lease Financing Commitment. In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets and made additional draws totaling $ 432,000 through June 30, 2002. This commitment will provide another means to finance capital expenditures.

     Debt Financing. The Company’s line of credit facility with Bank of America expires on November 4, 2002. The Company has been pursuing alternative financing sources and expects to secure a new credit facility in the third quarter 2002. There have been no funds outstanding under the Bank of America credit facility at any time in fiscal year 2002. There can be no assurance that the Company will be able to renew the existing credit facility or secure an alternative credit facility.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

     Services and Support Agreement Amendment. The Company and Coast P.A. periodically review the amount of services and support fees payable to the Company as compensation for its services and support of the Dental Centers to determine whether any adjustments may be necessary to continue to reflect the fair value of the Company’s services. Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned by Coast Dental Services, Inc. and to provide for the transfer of Coast P.A.’s trade accounts receivable to the Company for payment of services and support fees. These changes were precipitated by the favorable impact on financial performance of Dental Centers converted to the recently implemented Equity Model, which model the Company and Coast P.A. believe provides the Equity Doctor and Coast P.A. an incentive for improving overall financial performance. This amendment will incorporate the financial performance of each Dental Center in the determination of the services and support fee earned by the Company. The amendment to the Services and Support Agreement was approved by the Audit Committee of the Board of Directors.

     Effective June 1, 2002, the Services and Support fee to be earned by the Company for each Dental Center will be based on a combination of the actual costs of services provided and the financial performance of the Dental Center.

     As compensation for its services and support of the Dental Centers, the Company earns a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs) and; 2) the financial performance of the Dental Center. This portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. The services and support fees to be earned are calculated on a stand-alone basis for, and using the stand-alone financial performance of, each Dental Center. The trade accounts receivables transferred for payment of services and support fees are transferred with full recourse and the dental practice remains responsible for any uncollectible trade accounts receivable. The trade accounts receivable transferred collateralize a portion of the management fee receivable from Coast P.A. The remainder of the management fee receivable, after transfer of the trade accounts receivable, is unsecured and represents a concentration of credit risk. See also Note 4 to the condensed financial statements.

     Prior to June 1, 2002, the monthly services and support fee earned by the Company was based on a percentage of Dental Center gross revenue, net of refunds, adjustments and discounts, and the trade accounts receivable of the dental practices were not transferred to the Company to secure such fee.

Note 7 – Commitments and Contingencies

     As described in the Annual Report on Form 10-K, the Company is a party to certain legal proceedings and other claims arising from the ordinary course of business, including two employee compensation-related matters that are collective action complaints. With respect to one of the employee compensation-related matters, a settlement (including plaintiff’s legal fees and expenses) with a maximum cost to the Company of $500,000 was reached on July 23, 2002. The Company expects to make the payments on this settlement throughout third and fourth quarter 2002. The Company has accrued amounts it believes are appropriate at the present time for its legal matters based upon the recent settlement, discussions with its outside legal counsel and the nature and present status of its legal matters. With respect to its legal matters, including one unresolved employee compensation-related matter, the Company will continue to vigorously defend its positions. The ultimate outcome of these matters could have a material adverse impact on the financial position and results of operations of the Company.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2002
(Unaudited)

Note 8 — Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. At June 30, 2002, the Company had cash and cash equivalents totaling $4.0 million for a six-month increase of $1.5 million. This increase was principally from 1) collection of the $1.2 million income tax refund, 2) net cash flows generated in second quarter 2002 of $0.8 million, and 3) a use of cash in first quarter 2002 of $0.5 million to fund operations, capital expenditures and debt service during the quarter.

     The Company’s liquidity depends in part upon the ability of Coast P.A. to pay the management fee receivable and any inability of the Coast P.A. to generate sufficient revenues and cash flows to pay the management fee receivable, could materially decrease the Company’s liquidity. See also Note 4 to the condensed financial statements. In addition, increases in the management fee receivable and increased expense levels to support the Company’s investment in training and development programs, advertising programs and an upgraded information technology platform – without a corresponding increase in net revenues, could negatively impact the Company’s liquidity.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, a renewal of or a replacement credit facility and expected cash flows from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

     Additionally, to the extent the Company’s joint Equity Model initiative with Coast P.A. is successful, additional cash could become available to the Company through accelerated payment of Coast P.A. management fee receivable through improved operating performance of the Dental Centers converted to the Equity Model or the assignment by Coast P.A. to the Company of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     In the event the Company is unable to generate its expected cash flows, decrease its working capital level, or fails to receive or access adequate financing, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

A.  Overview

     Introduction. The Company opened its first Dental Center in May 1992. As of June 30, 2002, the Company provides management services to 115 Dental Centers consisting of 65 internally developed and 50 acquired Dental Centers. The Company derives its revenue through fees earned from the affiliated managed professional associations (collectively the “Coast P.A.”). The Company provides management services and support to these Dental Centers which are located in Florida, Georgia, Tennessee and Virginia. As of June 30, 2002, there were 136 Dentists and 107 Hygienists serving patients. For the near future, the Company’s goal is to grow by utilizing existing excess capacity by adding Dentists and Hygienists in its Dental Centers, through the rollout of the Equity Model (designed to incent increased productivity), and through certain business development programs such as Dentist and Hygienist recruitment, repositioning the payor mix to higher margins lines of business, advertising initiatives, an expanded patient financing program and the Coast Smile Plus discount and membership plan. Once the excess capacity is reduced to the satisfaction of management, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Pursuant to the Services and Support Agreements, the Company earns a service and support fee from the Coast P.A. and Coast P.A. retains the remaining gross revenues for Dentist and Hygienist compensation and benefits and its other operating expenses. In exchange for the services and support fee, operating expenses incurred by the Dental Centers (with the exception of Dentist and Hygienist compensation and benefits) are expenses of the Company. Through May 31, 2002, the service and support fee earned from Coast P.A. was based on a percentage of Dental Center patient revenues (including capitation revenue, net of refunds, adjustments and discounts). Effective January 1, 2000, the service and support fee was adjusted from 73% to 67% of Dental Center gross revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001 and through May 31, 2002. Effective June 1, 2002, the services and support fee earned by the Company was changed to a two-part fee based on 1) actual costs incurred and 2) the financial performance of the Dental Center. The Company does not employ Dentists and Hygienists and, accordingly, “Dental Center – Staff salaries and employee costs” presented on the Condensed Statements of Income (Loss) and Comprehensive Income (Loss) do not include the salaries and benefits of Dentists and Hygienists.

     Equity Model. As previously disclosed, the Company and Coast P.A. have implemented a significant change in the overall business model to increase the utilization and profitability of its Dental Centers. During the third quarter of 2001, Coast P.A., with the assistance of the Company, began the implementation of the Dentist Equity Model (the “Equity Model”). Under the Equity Model, a Dentist has the opportunity to acquire up to a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. The Dentist acquires an ownership interest in certain of the assets of the Dental Center and finances all or a portion of the purchase price with a note payable. The general terms of the notes are seven years at 10% interest with an interest only period designed to provide each selected Dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The Equity Model Dental Centers continue to utilize the management services of the Company through the Services and Support Agreements. Full implementation of the Equity Model is dependent upon reaching agreements with selected Dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Equity Model, will have on the Company’s overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select Dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Centers. To date, the overall impact of the Equity Model has been an improvement in the gross revenues and Dental Center gross margin of the Dental Centers operating under the Equity Model. As of December 31, 2001, ten (10) Dental Centers were converted to the Equity Model and, as of June 30, 2002, six (6) additional Dental Centers were converted bringing the total number of Dental Centers converted to the Equity Model to sixteen (16).

     Operations Update. During the quarter and six months ended June 30, 2002, the Company and Coast P.A. continued to focus on the following initiatives: Dentist and Hygienist recruiting, implementing a patient financing program, expanding the Coast Smile Plus discount and membership program and shifting the focus of the advertising program to support the strategy of replacing lower margin managed care business with higher margin fee-for-service and private insurance business. Both the patient financing program and the Coast Smile Plus discount and membership program are in alignment with the goal of attracting higher margin lines of business and improving the cash flow of Coast P.A., and therefore the cash flow of the Company.

     Dentist and Hygienist Recruiting. Since June 30, 2001, Coast P.A. has hired 29 net new Dentists and 9 net new Hygienists to serve in existing Dental Centers.

     Patient Financing. The patient financing program was implemented during the first quarter 2002. During the first five months of this program, gross revenues charged by Coast P.A. patients have been approximately $3,250,000 and the average patient transaction value is approximately 4.0 times higher than Coast P.A.’s overall average year-to-date patient transaction value.

     Coast Smile Plus Discount and Membership Plan. The Coast Smile Plus discount and membership plan, while in existence prior to 2002, has not been marketed outside of the Dental Centers. The Company believes that this program, which is a discounted fee-for-service plan, is marketable to large employers and traditional distribution channels for supplemental insurance and discount medical programs. In the first six months of 2002, the Company and Coast P.A. re-designed the program, developed new advertising and marketing programs and recruited an in-house sales team. The re-designed Coast Smile Plus discount and membership program will be launched in third quarter 2002. In the first quarter 2002, new advertising programs focused on patient financing and the fee-for-service and indemnity insurance markets were developed and were launched in second quarter 2002.

     Information Technology Platform. The Company is in the early stages of an enhancement in its information technology platform. The new platform is expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to manage the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities of the Dental Centers. The Company has secured a $1.5 million master lease credit facility from a national lender to finance a substantial amount of the related hardware and third party software for this initiative. The majority of the cost of this initiative will be amortized over the lease terms, generally three years, except that certain planning, process change and post-implementation review costs will be expensed as incurred over the next several quarters.

     Training and Development Program. In June 2002, the Company and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. During the second quarter 2002, the cost incurred by the Company for this program was $102,000. Staff training and development costs are expected to be in excess of prior year levels over the next eleven months as the new training and development program is continued.

     Services and Support Agreement Amendment. The Company and Coast P.A. periodically review the amount of services and support fees payable to the Company as compensation for its services and support of the Dental Centers to determine whether any adjustments may be necessary to continue to reflect the fair value of the Company’s services. Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned by Coast Dental Services, Inc. and to provide for the transfer of Coast P.A.’s trade accounts receivable to the Company for payment of services and support fees. These changes were precipitated by the favorable impact on financial performance of Dental Centers converted to the recently implemented Equity Model, which model the Company and Coast P.A. believe provides the Equity Doctor and Coast P.A. an incentive for improving overall financial performance. This amendment will incorporate the financial performance of each Dental Center in the determination of the services and support fee earned by the Company. The amendment to the Services and Support Agreement was approved by the Audit Committee of the Board of Directors.

     Effective June 1, 2002, the Services and Support fee earned by the Company for each Dental Center will be based on a combination of the actual costs of services provided and the financial performance of the Dental Center.

     As compensation for its services and support of the Dental Centers, the Company earns a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs) and; 2) the financial performance of the Dental Center. This portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. The services and support fees to be earned are calculated on a stand-alone basis for, and using the stand-alone financial performance of, each Dental Center. The trade accounts receivables transferred for payment of services and support fees are transferred with full recourse and the dental practice remains responsible for any uncollectible trade accounts receivable. The trade accounts receivable transferred collateralize a portion of the management fee receivable from Coast P.A. The balance of the management fee receivable, after transfer of the trade accounts receivable, is unsecured and represents a concentration of credit risk. See also Note 4 to the condensed financial statements.

     Prior to June 1, 2002, the monthly services and support fee earned by the Company was based on a percentage of Dental Center gross revenue, net of refunds, adjustments and discounts, and the trade accounts receivable of the dental practices were not transferred to the Company to secure such fee.

B.  Results of Operations

     The following table sets forth, as a percentage of net revenue, (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company’s statements of income (loss) for the quarters and six months indicated. The performance of the Company during these quarters is not indicative of future financial results or conditions.

	Quarter Ended June 30,		Six Months Ended June 30,

	2001	2002	2001	2002

Net revenue	100.0%	100.0%	100.0%	100.0%

Dental Center expenses:
Staff salaries and employee costs	40.2	33.7	40.3	35.0
Dental supplies and lab fees	18.8	17.9	18.4	17.8
Advertising	5.0	8.0	4.7	7.0
Rent and occupancy	16.6	13.5	16.3	13.6
Depreciation	7.8	5.4	7.6	5.6
Administrative	3.7	5.2	3.5	4.4

Total Dental Center expenses	92.1	83.7	90.8	83.4

Dental Center gross profit	7.9	16.3	9.2	16.6
General and administrative expenses	15.0	12.6	17.2	12.6
Depreciation and amortization	3.1	2.3	3.0	2.3
Unusual items	0.0	1.4	0.0	0.7

Operating (loss) income	(10.2)	0.1	(11.0)	1.0
Interest income, net	0.2	0.2	0.3	0.2

Income (loss) before income tax	(10.0)	0.3	(10.7)	1.2
Income tax (expense) benefit	—	(0.1)	(0.5)	3.0

Net income (loss)	(10.0)	0.2	(11.2)	4.2

Quarter and Six Months Ended June 30, 2002 Compared to Quarter and Six Months Ended June 30, 2001

     Net revenue. Net revenue increased 33.7% and 27.5% for the quarter and six months ended June 30, 2002 over the prior year periods, from $10.6 million to $14.2 million and from $21.8 million to $27.8 million, respectively. On a per Dental Center basis, net revenue increased 41.6% and 35.1% as there were fewer Dental Centers operated in the second quarter and six months ended June 30, 2002 over the prior year periods due to Dental Center closings late in 2001. The increase in net revenue is attributable to a number of factors including an increase in the number of Dentists and Hygienists at Coast P.A., an increase in the productivity per Dentist and Hygienist, the implementation of the patient financing program at Coast P.A., the migration from lower-margin managed care business to fee-for-service and private insurance at Coast P.A. and growth in the Coast Smile Plus discount and membership plan at Coast P.A.

     The number of Coast P.A. Dentists and Hygienists serving patients increased from 107 and 98 at June 30, 2001 to 136 and 107, respectively, at June 30, 2002. The productivity of Coast P.A. Dentists and Hygienists increased and was assisted by the initiatives described below. During the second quarter and six months ended 2002, approximately $2,262,000 and $3,250,000, respectively, of gross revenue was financed by Coast P.A. patients using the newly implemented patient financing program. The average transaction value per patient who used the Coast Patient Advantage patient financing was approximately 4.0 times higher than the overall average patient transaction value on a year-to-date basis. The migration from lower-margin managed care business continues as the percentage of gross revenue derived from managed care business has declined from 57% of Coast P.A.’s gross revenue for the year ended December 31, 2000 to approximately 32% for the six months ended June 30, 2002. In addition, the Company and Coast P.A. implemented the Coast Smile Plus discount and membership plan in 2001, which contributed 8.2% and 7.2% of Coast P.A.’s gross revenues in the second quarter and six month periods ended June 30, 2002. In 2002, the Company and Coast P.A. are expanding this program from passive point-of-sale marketing in the Dental Centers to targeted marketing to consumers, large employer groups and the traditional distribution channels for supplemental insurance and discount medical programs.

     Staff salaries and employee costs. Staff salaries and employee costs increased 11.9% and 10.4% for the quarter and six months ended June 30, 2002, from $4.3 million to $4.8 million and from $8.8 million to $9.7 million, respectively. This increase in staff salaries and employee costs is due to increased staffing levels resulting from the need to staff the Dental Centers at a level consistent with the anticipated patient visit levels at each Dental Center. However, staff salaries and employee costs declined from 40.2% of net revenue to 33.7% of net revenue due to the higher utilization of the Dental Centers in second quarter 2002.

     Dental supplies and lab fees. Dental supplies and lab fees increased 27.5% and 23.5% for the quarter and six months ended June 30, 2002, from $2.0 million to $2.6 million and from $4.0 million to $4.9 million, respectively. The primary reason for increasing total costs in this category is the improvement in the net revenue. Dental supplies and lab fees declined from 18.8% and 18.4% of net revenues to 17.9% and 17.8% of net revenue from the prior year quarter and six months period due to the continued use of preferred labs over alternatives sources and from the successful implementation of new patient merchandise product lines. The Company’s net revenue increased by 27.5% in the six months ended June 30, 2002 while dental supplies and lab fees, which is variable with the level of net revenue, increased by only 23.5%.

     Advertising. Advertising expenses increased 112% and 90.5% for the quarter and six months ended June 30, 2002, from $0.5 million to $1.1 million and from $1.0 million to $1.9 million, respectively. This increase represents the cost associated with the increased focus on attracting fee-for-service, indemnity insurance and PPO insurance patients and implementing the patient-financing program. In addition to the focus applied to the attraction of higher-margin business, a portion of the increased advertising costs is attributable to the increased marketing efforts related to the Coast Smile Plus discount and membership program. Advertising costs are expected to continue to be in excess of prior year levels to support these programs. Also, in connection with the Company’s ten-year anniversary in May 2002, the Company launched a television and radio advertisement program in second quarter 2002. Advertising costs for the production and airing of these advertisements totaled $455,000 or 40% of total advertising expense in second quarter 2002.

     Rent and occupancy. Rent and occupancy cost increased 8.5% and 6.9% for the quarter and six months ended June 30, 2002, from $ 1.8 million to $1.9 million from $3.5 million to $3.8 million, respectively. The increase in rent and occupancy costs is primarily due to an increase in telecommunication costs associated with the introduction of Internet capabilities in the Dental Centers. This ability is being added to the Dental Centers to support new information technology platforms to be implemented, to enable faster billing to insurance companies and to improve the communications and gain efficiencies between the Dental Centers and the corporate office. Repair and maintenance costs also increased during the quarter and six month periods. Base rent and property taxes decreased during the quarter and six month periods as a result of the eight (8) Dental Centers closed in the fourth quarter of 2001 and three (3) Dental Centers closed in second quarter 2002. Management anticipates that rent and occupancy costs will remain relatively stable on a per office basis for the foreseeable future with the exception of telecommunication costs. Currently, approximately three quarters of the Dental Centers have Internet capability and this portion of occupancy cost is expected to increase as the remaining Dental Centers are provided with this capability.

     Dental Center depreciation. Depreciation expense at the Dental Centers decreased 6.3% for both the quarter and six months ended June 30, 2002, from $832,000 to $780,000 and from $1.7 million to $1.6 million, respectively. The decline in depreciation expense from the comparable period in the prior year is primarily due to the assets written off in the fourth quarter of 2001 in connection with the eight (8) Dental Center closings and the assets sold in connection with the Equity Model.

     Dental Center administrative expenses. Dental Center administrative expenses increased 89.4% for the quarter and 60.7% for the six months ended June 30, 2002, from $390,000 to $739,000 and from $763,000 to $1,227,000, respectively. This increase is primarily due to an increase in finance charge discounts and staff training and development costs. Finance charge discounts, a part of which are earned by a related party, increased $200,000 and $268,000 in the quarter and six months ended June 30, 2002 due to the increased charge volume from the newly implemented patient financing program. Finance charges are expected to increase in the future as the financed volume increases. In June 2002, the Company and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. During the second quarter 2002, the cost incurred by the Company for this program was $102,000. Staff training and development costs are expected to be in excess of prior year levels over the next eleven months as the new training and development program is continued.

     Corporate general and administrative expenses. General and administrative expenses increased 11.7% for the quarter ended June 30, 2002 from the prior year from $1.60 million to $1.78 million. The increase in the quarter is due to an increase in insurance expense and salaries. Insurance expense includes the net change in the valuation allowance on the cash surrender value of life insurance. The increase in the valuation allowance was $239,000 in second quarter 2002 and there was a $151,000 quarter-to-quarter increase. In February 1998, the Company entered into split-dollar life insurance arrangements with executive officers and directors, Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, the Company lends money to pay the annual premiums and has received collateral assignments of the life insurance policies to secure repayments of the non-interest loans. The Company has the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. The Company carries the non-interest bearing loans at the lesser of the cash surrender value or the amounts loaned. During the quarter ended June 30, 2002 the valuation allowance was increased $239,000 to reflect a decline in the market value of the marketable securities underlying the cash surrender value of the life insurance. At June 30, 2002, the non-interest bearing loans are carried at $1,152,000 comprised of loans totaling $1,902,000 net of the valuation allowance of $750,000. The remaining net increase in the quarter of $36,000 is due primarily to salaries as the Company has attracted experienced management personnel in the areas of operations, information technology, and human resources. These salary increases were partially offset by decreases in the second quarter 2002 from staffing changes and cost saving measures implemented in first quarter 2002.

     General and administrative expenses decreased 6.9% for the six months ended June 30, 2002 from the prior year from $3.75 million to $3.49 million. The decrease in the six month period is primarily due to a reduction in professional fees, partially offset by an increase in insurance expense and salaries. During the six months ended June 30, 2001, the Company recognized professional fees of approximately $670,000 in connection with an abandoned recapitalization transaction. This cost did not recur in 2002. Insurance expense increased $156,000 due to the year-to-year change in the valuation allowance for cash surrender value of life insurance as described above. Salaries increased over the prior year period as the Company has attracted experienced management personnel in the areas of operations, information technology, and human resources. These salary increases were partially offset by decreases in the second quarter 2002 from staffing changes and cost saving measures implemented in first quarter 2002.

     As discussed in Section 2.A – Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is investing in an enhancement of its information technology platform. Information technology expenses are expected to increase during the planning, implementation, and post-implementation phases of this project. The majority of the cost of this initiative will be amortized, generally over three years, except that certain planning, process changes, and post-implementation review costs, will be expensed as incurred over the next several quarters.

     Corporate depreciation and amortization. Depreciation and amortization levels in the current year quarter and six month ended periods are comparable to the prior year periods. The minor change is attributable to the write-off of intangible assets in connection with the closing of eight (8) Dental Centers and the impairment charge recognized in the fourth quarter of 2001, offset by depreciation on the current year additions to Dental Center equipment.

     Dental Center closings and relocation. During the second quarter 2002, the Company and Coast P.A. closed three (3) Dental Centers and combined the patient base into nearby Dental Centers. In addition, one Dental Center was relocated to a newer and larger leased facility to support the continued growth of that Dental Center. A non-cash charge of $194,000 was recorded to provide for the write-off of leasehold improvements, surplus Dental Center equipment and the remaining lease obligations for these office closings and relocation.

     Interest income, net. Interest income, net increased $5,000 for the quarter ended June 30, 2002, from $27,000 to $32,000 and interest income, net decreased $5,000 from $65,000 to $60,000 for the six months ended June 30, 2002. The increase in the quarter is due to a decrease in interest expense as there was no borrowings outstanding under the line of credit in second quarter 2002, partially offset by a decrease in interest income earned on lower invested cash and cash equivalents. The decrease for the six month period is primarily attributable to the decline in cash and cash equivalents from the comparable periods in the prior year. At June 30, 2001, cash and cash equivalents were approximately $7.7 million compared to approximately $4.0 million at June 30, 2002, resulting in a decrease in interest earned of approximately $154,000. This decline was partially offset by a six month increase in interest income earned on Equity Dentist notes receivable of approximately $52,000 and a six month decrease in interest expense of $98,000 as there was no borrowings under the line of credit and long-term debt is being paid down in accordance with terms.

     Income taxes. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. In April 2002, the Company filed for a federal income tax refund of $1,241,000 for tax years 1997, 1998 and 1999, which was collected in second quarter 2002. The first quarter 2002 and six month 2002 tax provision reflects the $888,000 income tax benefit from passage of the Act in fiscal 2002.

     For second quarter 2002, the Company recognized an income tax expense of $20,000 compared to no income tax expense in second quarter 2001. The 2002 income tax provision reflects the estimated AMT tax due. No tax entry was recorded in second quarter 2001, as realization of tax benefits from the operating losses incurred was not more likely than not at that time.

     The six month 2001 tax expense of $102,000 reflected establishment of a valuation allowance on the deferred tax asset and the effect of non-deductible permanent differences in the period related to the expenses of the 2001 abandoned recapitalization transaction.

     The Company incurred significant federal tax net operating losses in both 2000 and 2001; and expects to have net deductible temporary differences reversing in the current year; accordingly, the Company continues to provide a full valuation allowance on its net deferred tax asset. The Company will re-evaluate the amount of the valuation allowance on an ongoing basis based on the levels of book income and net deductible temporary differences arising or reversing.

Pro-forma financial information. The following pro-forma financial information is provided to supplement the discussion and analysis above.

     Tax benefit – excluding the effect of the $888,000 income tax benefit from the carryback of NOL’s to tax years 1997 and 1998 realized in first quarter 2002, net income and diluted earnings per share would have been $286,371 or $0.14 per share, for six months June 30, 2002, compared to the reported net income and diluted earnings per share of $1,174,454 or $0.56 per share:

	Six Months Ended
	June 30, 2002

	Amount	Per Share

Net Income – as reported	$1,174,454	$0.56

Less: Incremental tax refund / tax benefit from change in tax law	(888,083)	(0.42)

Net Income – without incremental tax benefit	$286,371	$0.14

     Income before unusual items and tax benefit – In second quarter 2002, the Company recorded unusual items for Dental Center closings and relocation, increased the valuation allowance on its cash surrender value of life insurance due to declining market values in the underlying investments, and in the six months ended June 30, 2002, recorded a non-recurring income tax benefit. On a pro-forma basis, net income and diluted earnings per share would have been $293,532 or $0.14 per share and $559,342 or $0.26 per share, respectively, for the quarter and six months ended June 30, 2002, compared to the reported net income and diluted earnings per share of $23,957 or $0.01 per share and $1,174,454 or $0.56 per share, respectively:

			Six Months Ended
	Quarter Ended June 30,		June 30,

	2001	2002	2001	2002

Net (loss) income – as reported	$(1,061,930)	$23,957	$(2,435,638)	$1,174,454

Dental Center closings and relocation, net of income tax	—	120,781	—	120,781

Valuation allowance, net of income tax	54,886	148,794	54,886	152,190

Abandoned recapitalization costs, net of tax	—	—	415,400	—

Incremental tax benefit from change in tax law	—	—	—	(888,083)

Net income – pro-forma	$(1,007,044)	293,532	$(1,965,352)	559,342

Diluted net (loss) income per share – pro-forma	$(0.48)	$0.14	$(0.94)	$0.26

     EBITDA – Earnings before interest, income taxes, depreciation and amortization and unusual items increased significantly in the second quarter and six months ended 2002 compared to the prior year periods as shown below. EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and may not be comparable to other similarly titled measures used by other companies. EBITDA does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. EBITDA is included because it is a basis upon which the Company assesses its financial performance.

			Six Months Ended
	Quarter Ended June 30		June 30, 2002

	2001	2002	2001	2002

Operating (loss) income	$(1,088,604)	$12,649	$(2,398,827)	$283,434

Dental Center depreciation	832,161	779,721	1,662,141	1,558,234

Corporate depreciation and amortization	327,208	327,103	649,238	643,321

Dental Center closings and relocation	—	193,652	—	193,652

Valuation allowance	—	238,568	88,000	244,011

EBITDA	$70,765	$1,551,693	$552	$2,922,652

C.  Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. At June 30, 2002, the Company had cash and cash equivalents totaling $4.0 million for a six-month increase of $1.5 million. This increase was principally from collection of the $1.2 million income tax refund and $0.8 million of net cash flows generated in second quarter 2002, net of a $0.5 million use of cash in first quarter 2002 to fund operations, capital expenditures and debt service during the quarter.

     To improve cash flows from patients, the Company and Coast P.A., in January 2002, arranged for a patient financing program through a related party and an unrelated national financial institution. While in its infancy, this program has accelerated the collection of net revenues, for those patients that elect to use the program and qualified for credit, as the financial institution pays the dental service fees within twenty-four hours, net of related discounts. This program is expected to reduce the growth of Coast P.A.’s accounts receivable and accelerate cash flows of Coast P.A. and the Company, thereby enhancing the Company’s liquidity.

     In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets and made additional draws totaling $432,000 through June 30, 2002. This commitment will provide another means to finance information technology capital expenditures.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 is $1,241,000 and is reflected as Income tax refund receivable on the condensed balance sheet. The Company collected the income tax refund in second quarter of 2002.

     The Company’s line of credit facility with Bank of America expires on November 4, 2002. The Company has been pursuing alternative financing and expects to secure a new credit facility in the third quarter 2002. There have been no funds outstanding under the Bank of America credit facility at any time in fiscal year 2002. There can be no assurance that the Company will be able to renew the existing credit facility or secure an alternative credit facility.

     The Company’s liquidity depends in part upon the ability of Coast P.A. to pay the management fee receivable and any inability of the Coast P.A. to generate sufficient revenues and cash flows to pay the management fee receivable, could materially decrease the Company’s liquidity. See also Note 4 to the condensed financial statements regarding the management fee receivable. In addition, increases in the management fee receivable and increased expense levels to support the Company’s investment in training and development programs, advertising programs and an upgraded information technology platform – without a corresponding increase in net revenues, could negatively impact the Company’s liquidity.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, a renewal of or a replacement of the credit facility, and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

     Additionally, to the extent the Company’s joint Equity Model initiative with Coast P.A. is successful, additional cash could become available to the Company through accelerated payment of Coast P.A. management fee receivable through improved operating performance of the Dental Centers converted to the Equity Model or the assignment by Coast P.A. to the Company of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     In the event the Company is unable to generate its expected cash flows, decrease its working capital level, or fails to receive or access adequate financing, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     See Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations, Section C. Liquidity and Capital Resources for further information.

     The Company has only a minimal amount of long-term debt, and expects to finance future capital needs through available capital, future earnings, if realized, and lines of credit, if available. The Company’s exposure to market risk for changes in interest rates is primarily in its cash equivalents portfolio. The Company, pursuant to investing guidelines, mitigates exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer.

Special Notice Regarding Forward Looking Statements

     This Form 10-Q, quarterly report, press releases and certain information provided periodically in writing or orally by the Company’s officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Coast Dental Services,” “Company,” “we,” “our” and “us” refer to Coast Dental Services, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof if used are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the company, its directors or its officers with respect to, among other things:

(i)	the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with the Company’s growth strategy;

(ii)	our anticipated future cash flows;

(iii)	our liquidity and capital resources;

(iv)	our financing opportunities and plans;

(v)	our future performance and operating results;

(vi)	the Company’s future service and support fee; and

(vii)	the potential effect of the Equity Model implementation.

     Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

(ii)	any reductions in the Company’s liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations or actions;

(iv)	the ability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in business and in acquisitions;

(vi)	effect of further reduced cash position and future inability to access borrowings in current credit facility;

(vii)	any adverse impact on our net revenue or operating margins due to the costs associated with increased growth at existing Dental Centers;

(viii)	the future continued relationship with and success of our professional association customers and the ability of Coast P.A. to pay management fees due to the Company;

(ix)	any increase in the management fee receivable owed to the Company by Coast P.A.;

(x)	any inability to achieve additional net revenue or earnings from the internally developed Dental Centers or recently combined Dental Centers;

(xi)	any adverse impact from changes to the services and support fees agreed to in the future between the Company and Coast P.A.;

(xii)	inability to generate sufficient net revenue to offset the costs of, or unanticipated costs and expenses resulting from our focus on internal efficiencies, staff training and development initiatives, and advertising programs which may impact margins;

(xiii)	any slow down in the number of patients or the services performed by Dentists or Hygienists of Coast P.A. which impacts net revenue;

(xiv)	any material decrease in the number of Dentists or Hygienists of Coast P.A. available to service patients, would adversely affect productivity and impact overall net revenue;

(xv)	resulting costs and any negatives, including any reduced net revenues, incurred with implementing the Equity Model;

(xvi)	any inability of Coast P.A. to incentivize, motivate, retain and attract new Dentists;

(xvii)	any future inability to substantially achieve the objectives expected from the successful implementation of the Equity Model;

(xviii)	any future loss of the Company’s listing under NASDAQ Small Cap Market;

(xix)	general economic and market conditions and combined general downturn in the economy;

(xx)	impact of loss of managed care business and inability to replace with higher margin business;

(xxi)	inability to generate positive cash flows;

(xxii)	the potential impact of negative market influences on the Company’s cash and cash equivalents;

(xxiii)	inability to improve Dentist retention or adverse affects of Dentist turnover of Coast P.A.;

(xxiv)	any material decline in the number of patient visits of Coast P.A.;

(xxv)	any disruption of operations caused by the project to enhance the information technology platform, or a material increase in costs from the enhancement;

(xxvi)	inability to successfully replace capitated managed care business with other forms of business;

(xxvii)	inability to implement a successful patient financing program;

(xxviii)	costs at the Dental Centers associated with the addition of 29 Dentists by Coast P.A. in twelve month period from June 30 2001 to June 30, 2002, including the inability of such Dentists of Coast P.A. to generate sufficient revenue;

(xxix)	any inability of Dentists (under the Equity Model) to pay their obligations under the notes receivable as they come due;

(xxx)	any inability to successfully defend against claims and litigation matters;

(xxxi)	any inability to successfully improve gross revenues of Coast P.A. through the expansion of the Coast Smile Plus discount and membership program;

(xxxii)	any inability to generate sufficient revenue to meet the cost associated with the patient financing program, including finance changes, marketing expenses and any other costs and liabilities related to the program;

(xxxiii)	any inability to renew its existing or secure a replacement line of credit facility;

(xxxiv)	any inability of Coast, P.A. to collect patient and insurance trade accounts receivable;

(xxxv)	declining market values in the investments underlying the cash surrender value of life insurance which cause a decrease in the net realizable value of non-interest bearing loans to executive officers carried as long-term assets by the Company.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

Item 3.  Legal Proceedings

     As described in the Annual Report on Form 10-K, the Company is a party to certain legal proceedings and other claims arising from the ordinary course of business, including two employee compensation-related matters that are collective action complaints. With respect to one of the employee compensation-related matters, a settlement (including plaintiff’s legal fees and expenses) with a maximum cost to the Company of $500,000 was reached on July 23, 2002. The Company expects to make the payments on this settlement throughout third and fourth quarter 2002. The Company has accrued amounts it believes are appropriate at the present time for its legal matters based upon the recent settlement, discussions with its outside legal counsel and the nature and present status of its legal matters. With respect to its legal matters, including one unresolved employee compensation-related matter, the Company will continue to vigorously defend its positions. The ultimate outcome of these matters could have a material adverse impact on the financial position and results of operations of the Company.

Item 5.  Other Information

Disclosure Regarding Composition of the Audit Committee

     The Company’s Board of Directors consists of five members: Terek Diasti, Adam Diasti, Donald R. Millard, Darrell C. Smith and Geoffrey L. Faux. Three of the five board members, Messrs. Millard, Smith and Faux, serve on the audit committee. The Nasdaq Marketplace Rules require the Company to have an audit committee of at least three members comprised solely of independent directors. Messrs. Millard and Faux are independent as that term is defined in Rule 4200(a)(14) of the Nasdaq Marketplace Rules. With respect to Mr. Smith, Nasdaq has informally advised the Company that it has an unwritten policy that a “billing” partner of a law firm that provides services to a public company will not be considered by Nasdaq to meet the definition of independent if the law firm has been paid more than $60,000 by the Company in the previous fiscal year. As previously disclosed by the Company in its proxy statement for the 2002 annual meeting of shareholders, Mr. Smith is a partner in the law firm of Shumaker, Loop & Kendrick, LLP which law firm provides legal services to the Company. In the previous fiscal year, the sums paid by the Company to the law firm were well below the 5% threshold provided in Nasdaq’s written Marketplace Rule 4200(a)(14)(D) governing partners of business entities. However, as a result of Mr. Smith being the law firm’s billing partner on Company matters, Nasdaq informally advised the Company that it nonetheless does not consider Mr. Smith to be independent pursuant to its unwritten policy on billing partners. Rule 4350(d) (2) (B) of Nasdaq’s Marketplace Rules permits the Board of Directors to appoint to the audit committee one director who is not independent as defined in Rule 4200 under exceptional and limited circumstances. The Board of Directors, as permitted under such Nasdaq Rule, has determined that Mr. Smith’s membership on the audit committee is required by the best interests of the Company and its shareholders and as such, he should remain a member of the audit committee. The Board of Directors has identified the following special circumstances as the basis for their determination that Mr. Smith’s continued service on the audit committee is in the best interests of the Company and its shareholders: (a) Mr. Smith’s experience in the area of publicly traded practice management companies and his knowledge of the industry; (b) his experience in financial matters and ability to understand financial statements; (c) his experience in having served as legal counsel since the formation of the Company; (d) Mr. Smith’s relationship would not be likely to interfere with exercise of his independent judgment in carrying out the responsibilities of a director; (e) a perceived benefit to shareholders of the Company; and (f) a determination that his membership was permitted by Nasdaq Marketplace Rules.

Item 6.  Exhibits and Reports of Form 8-K

(a)  Exhibits

     See Exhibit Index.

(b)  Reports on Form 8-K

     None.

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on August 14, 2002.

COAST DENTAL SERVICES, INC.

By:	/s/ TEREK DIASTI TEREK DIASTI Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ TIMOTHY G. MERRICK TIMOTHY G. MERRICK Vice President — Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

10.26	Fifth Amendment to the Service and Support Agreement effective June 1, 2002 by and between Coast Dental Services, Inc. and Coast Florida P.A. (The Company has also entered into Service and Support Agreements and Amendments thereto with Coast Dental Services of Florida P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C. and Adam Diasti, D.D.S. & Associates, P.C., which Agreements and Amendments are not being filed because the terms thereof are not materially different in form from the Service and Support Agreement previously filed by the Company and the fifth Amendment filed herewith by the Company.)

11.1	Computation of Per Share Loss.

99.1	Certification of Quarterly Report and Financial Statements

99.2	Certification of Quarterly Report and Financial Statements