Form 10-Q
period 2002-09-30
COAST DENTAL SERVICES INC
filed 2002-11-14
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2002

OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21501

COAST DENTAL SERVICES, INC.
(Exact Name of Registrant as Specified in Its Charter)

Florida	59-3136131
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2502 Rocky Point Drive North, Suite 1000, Tampa, Florida	33607
(Address of principal executive offices)	(Zip Code)

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

Total number of shares of outstanding Common Stock as of November 11, 2002: 2,091,223.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COAST DENTAL SERVICES, INC.
CONDENSED BALANCE SHEETS
UNAUDITED

	December 31,	September 30,
	2001	2002

ASSETS
Current assets:
Cash and cash equivalents	$2,545,770	$3,330,344
Management fee receivable from Coast P.A., non-interest bearing	12,996,820	17,028,656
Notes receivable from Equity Doctors – current portion	20,504	9,185
Supplies, inventory and small tools	3,357,659	3,158,756
Prepaid expenses and other current assets	507,542	336,298

Total current assets	19,428,295	23,863,239
Property and equipment, net	17,609,994	15,086,618
Notes receivable from Coast P.A., non-interest bearing	229,218	229,218
Notes receivable from Equity Doctors	798,900	1,261,681
Non-compete agreements, net of amortization of $702,502 and $809,578, respectively	392,081	314,040
Dental services agreements, net of amortization of $2,986,533 and $3,811,782, respectively	13,414,809	11,739,597
Other assets	2,262,309	1,481,921

Total assets	$54,135,606	$53,976,314

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,436,672	$2,285,832
Accrued compensation and benefits	1,329,485	1,045,043
Accrued expenses	1,846,091	3,081,169
Current maturities of long-term debt and capital leases	257,520	163,176

Total current liabilities	5,869,768	6,575,220
Long-term debt and capital leases, excluding current maturities	92,750	82,764

Total liabilities	5,962,518	6,657,984

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 2,091,223 shares issued and outstanding	2,091	2,091
Additional paid-in capital	55,064,603	55,146,107
Retained earnings (deficit)	(4,440,400)	(5,308,279)

	50,626,294	49,839,919
Less: Stock option receivable from Coast P.A., non-interest bearing	(2,453,206)	(2,521,589)

Total stockholders’ equity	48,173,088	47,318,330

Total liabilities and stockholders’ equity	$54,135,606	$53,976,314

The accompanying notes are an integral part of these condensed financial statements.

2

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS AND COMPREHENSIVE EARNINGS
UNAUDITED

	Quarter Ended September 30,		Nine Months Ended September 30,

	2001	2002	2001	2002

Net Revenue	$10,376,817	$14,728,596	$32,183,444	$42,539,431

Dental Center expenses:
Staff salaries and employee costs	4,257,164	5,131,473	13,044,686	14,835,699
Dental supplies and lab fees	1,861,771	2,391,493	5,873,116	7,345,813
Rent and occupancy	1,823,027	1,931,397	5,372,554	5,725,626
Advertising	543,512	1,600,391	1,570,803	3,557,273
Depreciation	830,061	784,622	2,492,202	2,342,856
Administrative	443,739	938,230	1,207,211	2,165,307

Total Dental Center expenses	9,759,274	12,777,606	29,560,572	35,972,574

Dental Center gross profit	617,543	1,950,990	2,622,872	6,566,857
General and administrative expenses	1,935,380	1,922,893	5,690,297	5,418,354
Depreciation and amortization	327,076	348,037	976,315	991,357
Dental Center closings and relocation	—	1,778,244	—	1,971,896

Operating loss	(1,644,913)	(2,098,184)	(4,043,740)	(1,814,750)
Interest income, net	10,288	35,520	75,477	95,573

Loss before income tax	(1,634,625)	(2,062,664)	(3,968,263)	(1,719,177)
Income tax (expense) benefit	—	20,330	(102,060)	851,297

Net loss	(1,634,625)	(2,042,334)	(4,070,323)	(867,880)
Unrealized gain on investments	90,462	—	105,862	—

Comprehensive loss	$(1,544,163)	$(2,042,334)	$(3,964,461)	$(867,880)

Basic loss per share:
Net loss	$(0.78)	$(0.98)	$(1.95)	$(0.41)

Diluted loss per share:
Net loss	$(0.78)	$(0.98)	$(1.95)	$(0.41)

Weighted average number of shares outstanding:
Basic	2,091,223	2,091,223	2,091,223	2,091,223

Diluted	2,091,223	2,091,223	2,091,223	2,126,547

The accompanying notes are an integral part of these condensed financial statements.

3

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF CASH FLOWS
UNAUDITED

	Nine Months Ended September 30,

	2001	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(4,070,323)	$(867,880)
Adjustments to reconcile net (loss):
Depreciation	2,793,844	2,743,984
Amortization	674,672	590,229
Deferred income tax expense (benefit)	184,655	(888,083)
Dental Center closings and relocation charge	—	1,971,896
Valuation allowance	440,000	434,433
Loss on disposal of equipment and other	133,158	60,319
Changes in operating assets and liabilities:
(Increase) in management fee receivable from Coast P.A	(1,891,208)	(3,863,502)
Decrease (increase) in supplies, inventory and small tools	(19,480)	72,089
Decrease in prepaid expenses and other current assets	286,345	171,609
Decrease (increase) in other assets	(209,542)	355,957
(Decrease) increase in accounts payable and accrued expenses	(825,092)	819,975

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	(2,293,429)	1,601,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(588,966)	(660,358)
Acquired assets, including intangible assets	(22,371)	—
Collections on notes receivable from Equity Doctors	—	66,093
Purchase of available-for-sale investments	3,269,129	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,657,792	(594,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on long term debt	(3,064,546)	(213,118)
Proceeds from long term debt	1,675,523	—
Payments on capital leases	(12,566)	(9,069)

NET CASH USED IN FINANCING ACTIVITIES	(1,401,589)	(222,187)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,246,768)	784,574
Cash and cash equivalents at beginning of period	2,453,614	2,545,770

Cash and cash equivalents at end of period	$1,206,846	$3,330,344

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest (paid) collected, net	$158,214	$118,187

Income taxes (paid) refunded, net	$—	$1,311,388

Non-cash stock option receivable from Coast P.A	$62,637	$52,859

Capital lease obligations incurred	$—	$117,857

ASSET DISPOSITIONS:
Management fee receivable	$(48,263)	$(168,334)

Supplies, inventory and small tools	$(136,687)	$(126,816)

Property and equipment disposed	$(243,918)	$(222,405)

Notes receivable	$428,868	$517,555

The accompanying notes are an integral part of these condensed financial statements.

4

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

Note 1 – Basis of Presentation

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

     On August 30, 2002, the Company changed its state of incorporation from Delaware to Florida pursuant to a reincorporation proposal approved by the Company’s shareholders at the annual meeting held on August 2, 2002.

Note 2 – Recently Issued Authoritative Guidance

     In July 2001, Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and certain intangible assets with indefinite lives, including assets of this nature recorded in past business combinations, will cease upon adoption of this statement. The Company implemented SFAS No. 142 on January 1, 2002. The Company does not have any unidentifiable intangible assets or goodwill; accordingly, the adoption of this standard did not have any impact on the Company’s financial position, results of operations or cash flows. On an annual basis, and when there is reason to suspect that the carrying values of identifiable intangible assets have been diminished or impaired, identifiable intangible assets must be tested for impairment, and write-downs may be necessary.

     In June 2001, Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, was issued. SFAS 143, which is effective for the Company beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of SFAS 143 in 2003 to have a material impact on its consolidated financial statements.

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

     In April 2002, Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued. This newly issued standard rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30”, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections. The Company does not expect the adoption of SFAS 145 in 2003 to have a material impact on its financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

     In June 2002, Statement of Financial Accounting Standards No. 146 (SFAS No. 146), “Accounting for Costs Associated with Exit or Disposal Activities”, was issued. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This standard requires recording costs associated with exit or disposal activities at their fair values when a liability has been incurred. Under the previous guidance of Emerging Issues Task Force Issue 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)”, certain exit costs were recorded upon management’s commitment to an exit plan. Adoption of this standard is effective for exit or disposal activities that are initiated after December 31, 2002. The Company will adopt SFAS 146 effective January 1, 2003 and does not expect the adoption to have a material impact on its financial statements.

Note 3 – Income Taxes

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000 and was reflected as Income tax refund receivable on the first quarter March 31, 2002 condensed balance sheet. The Company collected the income tax refund in second quarter of 2002.

     The effect of the change in tax law has been recorded as a reduction in the valuation allowance and recognition of a tax benefit of $888,000 in the first quarter 2002, when the law was enacted. The Company incurred a significant federal tax net operating loss in both 2000 and 2001 and expects to have net deductible temporary differences reversing in the current year; accordingly, the Company has provided a full valuation allowance on its remaining net deferred tax asset. The Company will re-evaluate the amount of the valuation allowance on an ongoing basis.

Note 4 – Management Fee Receivable from Coast P.A.

     The management fee receivable represents non-interest bearing indebtedness of Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements.

     Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreements to change the methodology for determining the monthly services and support fee earned by the Company and to provide for the transfer of Coast P.A.’s trade accounts receivable to the Company for payment of services and support fees. The trade accounts receivable transferred collateralize a portion of the management fee receivable from Coast P.A. The remainder of the management fee receivable, after transfer of the trade accounts receivable, is unsecured and represents a concentration of credit risk. Presently, the Company expects Coast P.A. to pay the remainder of the management fee receivable due to the Company from three sources: 1) membership fees generated from the sale of Coast Smile Plus memberships outside of the Dental Centers; 2) assignment of, and subsequent collection of, notes receivable from the conversion of Dental Centers to the Equity Model; and 3) cash flows from operations.

     Through September 30, 2002, Coast P.A. has sold 10,500 Coast Smile Plus memberships at the Dental Centers using passive point-of-sale literature and displays. For the nine months ended September 30, 2002, gross revenues of Coast P.A. from Coast Smile Plus members totaled 8.0% of total Coast P.A. gross revenues. In the first six months of 2002, the Company and Coast P.A. re-designed the program, developed new advertising and marketing programs and recruited an in-house sales team. The re-designed Coast Smile Plus discount and membership program was launched in third quarter 2002 and is being marketed in the Dental Centers directly to consumers, and to large employers and is being marketed through the traditional distribution channels for supplemental insurance and discount medical programs. The Coast P.A. expects to generate a new source of membership fees from actively marketing this program.

     During the past four quarters the Company and Coast P.A. have converted sixteen (16) Dental Centers to the Equity Model, or 14% of the Dental Centers as of September 30, 2002. In connection with these conversions, total consideration raised by the Company and Coast P.A. totals $1.48 million. No Dental Centers were converted to the Equity Model in the third quarter 2002. However, the Company and Coast P.A. expect to continue implementation of the Equity Model which is expected to continue to generate cash and notes receivable consideration for Coast P.A.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

     The Company evaluates the recoverability of the management fee receivable from Coast P.A. and has determined at this time that the management fee receivable is fully collectible and no valuation allowance is necessary. If Coast P.A. is not successful with the strategies outlined above, or if the financial condition of the Coast P.A. changes, resulting in an inability to pay the unsecured portion of the management fee receivable, a valuation allowance may be necessary to reduce the carrying value of this asset to a net realizable value that is less than its carrying value. The inability of Coast P.A. to pay the unsecured portion of the management fee receivable could have a material adverse effect on the Company’s financial condition.

     The Company carries the management fee receivable from Coast P.A. as a current asset because the account turns throughout the year as service and support fees are earned and are collected.

Note 5 – Income (Loss) Per Share

     The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

     The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money stock options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of September 30, 2001, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of common stock equivalents would have been anti-dilutive. For the quarter ended September 30, 2002, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of common stock equivalents would have been anti-dilutive. As of September 30, 2002, the weighted average number of shares outstanding increased by 35,324 for purposes of determining the diluted earnings per share due to the inclusion of stock options which had a dilutive effect on the earnings per share calculation.

     In fiscal 2001, stockholders’ equity was restated to give retroactive recognition to the one-for-three reverse stock split, effective July 17, 2001, for all periods presented by reclassifying from common stock to additional paid-in capital the par value of the number of shares that were eliminated as a result of the reverse stock split. In addition, all references in the condensed financial statements to the number of common shares and per share amounts have been restated to reflect the stock split.

Note 6 – Impairment Reviews and Dental Center Closings

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

     The Company continuously evaluates the performance of its Dental Centers. During the second quarter 2002, the Company and Coast P.A. closed three (3) Dental Centers and Coast P.A. combined the patient base into nearby Dental Centers. In addition, one Dental Center was relocated to a newer and larger leased facility to support the continued growth of that Dental Center. A non-cash charge of $194,000 was recorded to provide for the write-off of leasehold improvements, surplus Dental Center equipment and the remaining lease obligations for these office closings and relocation.

     In the third quarter the Company closed three (3) Dental Centers and in one of these markets Coast P.A. combined the patient base into a nearby Dental Center. A non-cash charge of $1,778,000 was recorded to provide for the write off of intangible assets ($1.2 million), leasehold improvements ($0.2 million) and provide for the remaining lease obligations ($0.3 million).

Note 7 – Significant Events

     Equity Model. During the quarter ended March 31, 2002, the Company and Coast P.A. converted three (3) additional Dental Centers to the Equity Model, bringing the total number of Dental Centers converted to thirteen (13). During the quarter ended June 30, 2002, Coast P.A. converted three (3) additional Dental Centers to the Equity Model, bringing the total number of Dental Centers converted to sixteen (16). No Dental Centers were converted to the Equity Model in third quarter 2002.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

     Lease Financing Commitment. In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets and made additional draws totaling $693,000 through September 30, 2002. This commitment will provide another means to finance capital expenditures.

     Debt Financing. The Company’s line of credit facility with Bank of America expired on November 4, 2002. The Company is continuing to pursue alternative financing sources and expects to secure a new credit facility in the fourth quarter 2002. There have been no funds outstanding under the Bank of America credit facility at any time in fiscal year 2002. There can be no assurance that the Company will be able to secure a new credit facility.

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

     Effective June 1, 2002, the Services and Support fee to be earned by the Company for each Dental Center will be based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, the Company earns a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the service and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. This amendment to the Services and Support Agreement was approved by the Audit Committee of the Board of Directors.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

     Prior to June 1, 2002, the monthly services and support fee earned by the Company was based on a percentage of Dental Center net revenue and the trade accounts receivable of the dental practices were not transferred to the Company to secure such fee. The Company expects an increase in net revenues due to the increasing levels of gross revenues being generated by the Coast P.A. However, because of the various factors that can impact the Coast P.A.’s ability to generate revenues, there can be no assurance that the Company will earn greater services and support fees under the new methodology. Furthermore, the application of the new methodology to historical levels of the Coast P.A.’s revenues in recent past years would have resulted in the Company earning a lower amount of services and support fees than under the previous methodology. The Company estimates the effect of this change in methodology on fourth quarter 2002 net revenues to be approximately $1 million, or approximately 7% of projected fourth quarter 2002 net revenues.

Note 8 – Commitments and Contingencies

     As described in the Annual Report on Form 10-K, the Company is a party to certain legal proceedings and other claims arising from the ordinary course of business, including two employee compensation-related matters that are collective action complaints. With respect to one of the employee compensation-related matters, a settlement (including plaintiff’s legal fees and expenses) with a maximum cost to the Company of $500,000 was reached on July 23, 2002, and the Company made payments of $177,000 in the third quarter 2002. The Company expects to make additional payments for this matter in the next two quarters. The Company has provided an accrual for its legal matters based upon the recent settlement, discussions with its outside legal counsel and the nature and present status of its legal matters. With respect to its legal matters, the Company will continue to vigorously defend its positions. The ultimate outcome of these matters could have a material adverse impact on the financial position and results of operations of the Company.

Note 9 – Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. At September 30, 2002, the Company had cash and cash equivalents totaling $3.3 million for a nine-month increase of $0.8 million. This increase was principally from 1) collection of the $1.2 million income tax refund; 2) cash generated in second quarter 2002 of $0.8 million; and 3) a use of cash in first quarter 2002 of $0.5 million and third quarter 2002 of $0.7 million to fund operations, capital expenditures and debt service during the quarter.

     The Company’s line of credit facility with Bank of America expired on November 4, 2002. The Company has been pursuing alternative financing and expects to secure a new credit facility in the fourth quarter 2002. There have been no funds outstanding under the Bank of America credit facility at any time in fiscal year 2002. There can be no assurance that the Company will be able to secure a new credit facility.

     If the Company is unable to secure a new credit facility, the Company may need to raise additional funds through other sources, including the sale of debt or equity securities. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company. If capital is raised through the issuance of equity securities or securities convertible into equity securities, the Company’s shareholders may experience dilution in ownership percentages and book value. Additionally, such securities may have rights, preferences and privileges senior to those of holders of common stock.

     The Company’s liquidity depends in part upon the ability of Coast P.A. to pay the management fee receivable and any inability of the Coast P.A. to generate sufficient revenues and cash flows to pay the management fee receivable, could materially decrease the Company’s liquidity. See also Note 4 to the condensed financial statements. In addition, increases in the management fee receivable and increased expense levels to support the Company’s investment in training and development programs, advertising programs and an upgraded information technology platform, without a corresponding increase in net revenues, could negatively impact the Company’s liquidity.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves and cash flows from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
SEPTEMBER 30, 2002
(Unaudited)

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

Note 10 – Related Party Transactions

     An update to the Related Party Transactions footnote contained in the audited financial statements and notes thereto for the year ended December 31, 2001 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is provided below. The audit committee reviews and approves the Company’s related party transactions.

     Dental Supplies and Lab Fees – Supply Agreement and Denture System Purchases — Pursuant to a Supply Agreement with edentaldirect.com, Inc. (a related party), the Company purchases a majority of its dental products and supplies. In 2002, the Company began purchasing Celara brand denture systems from edentaldirect.com that are produced by Dentovations, Inc. which is 50% owned by the Diasti Family Limited Partnership (a related party). The Company’s purchases of Celara denture systems totaled $16,500 through September 30, 2002.

     Dental Supplies and Lab Fees – Dental Lab Products – In third quarter 2002, the Company began purchasing a portion of its dental lab products from Summit Dental, Inc. d/b/a Global Prosthetic Services (“Summit”). Summit is 51% owned by the sister and brother-in-law of Terek and Adam Diasti. Terek and Adam Diasti are directors of Summit. Terek Diasti has personally guaranteed the real property lease for the space used by Summit to conduct its operations. In the third quarter 2002, payments by the Company to Summit totaled $10,000.

     Patient Financing – Coast P.A. offers private label credit card financing to its patients through a national bank. eHealthCredit.com, Inc. markets the credit card program and receives a portion of the discount charged by the bank as a brokerage fee. The Diasti Family Limited Partnership (an affiliate of the Company) and Darrell C. Smith (a director of the Company) own 90% and 5%, respectively of eHealth. In third quarter 2002, the Company paid eHealth brokerage fees of $85,000 for the period from January 2002 to July 2002 in connection with the credit card program. In addition, in third quarter 2002, the Company paid eHealth a $15,000 penalty (the maximum quarterly penalty) as patient financing volume in the second quarter 2002 was below certain specified target levels. Further, the Company has entered into a guaranty with the bank pursuant to which it has agreed to guarantee and become a surety for eHealth’s obligations under the credit card program. eHealth’s obligations to the Bank would be for the unamortized cost of credit card approval machines, if any, should any machines be returned to the Bank. At inception of the program, eHealth’s maximum obligation was $69,000. Further, although the credit card program brokerage fee received by eHealth was previously required to be split between eHealth and Adenta Patient Financing, LLC, a company owned in part by Diasti Holdings, LLC (also an affiliate of the Company), both Adenta and Diasti Holdings are in dissolution. No fees have been paid by either the Company or Coast P.A. to either Adenta or Diasti Holdings, LLC.

     Adenta is an additional named insured on the Company’s property and casualty insurance policies. Estimated annual premiums for inclusion on Adenta on these insurance policies is $2,100.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION
Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

A. Overview

     Introduction. The Company opened its first Dental Center in May 1992. As of September 30, 2002, the Company provides services to 112 Dental Centers consisting of 64 internally developed and 48 acquired Dental Centers. The Company derives its revenue through service fees earned from the affiliated managed professional associations (collectively the “Coast P.A.”). The Company provides services to these Dental Centers which are located in Florida, Georgia, Tennessee and Virginia. As of September 30, 2002, the Coast P. A. network contains 139 Dentists and 111 Hygienists serving patients. For the near future, the Company’s goal is to grow by utilizing existing excess capacity by adding Dentists and Hygienists in its Dental Centers, through the rollout of the Equity Model (designed to incent increased productivity), and through certain business development programs such as Dentist and Hygienist recruitment, repositioning the payor mix to higher margins lines of business, advertising initiatives, an expanded patient financing program and the Coast Smile Plus discount and membership plan. Once the excess capacity is reduced to the satisfaction of management, the Company expects to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Pursuant to the Services and Support Agreements, the Company earns a service and support fee from the Coast P.A and Coast P.A. retains the remaining gross revenues for Dentist and Hygienist compensation and benefits and its other operating expenses. In exchange for the services and support fee, operating expenses incurred by the Dental Centers (with the exception of Dentist and Hygienist compensation and benefits) are expenses of the Company. Through May 31, 2002, the service and support fee earned from Coast P.A. was based on a percentage of Dental Center net revenues. Effective January 1, 2000, the service and support fee was adjusted from 73% to 67% of Dental Center net revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001 and through May 31, 2002. Effective June 1, 2002, the services and support fee earned by the Company was changed to a two-part fee based on 1) actual costs incurred and 2) the financial performance of the Dental Centers. The Company does not employ Dentists and Hygienists and, accordingly, “Dental Center – Staff salaries and employee costs” presented on the Condensed Statements of Operations and Comprehensive Earnings do not include the salaries and benefits of Dentists and Hygienists.

     Equity Model. As previously disclosed, the Company and Coast P.A. have implemented a significant change in the overall business model to increase the utilization and profitability of its Dental Centers. During the third quarter of 2001, Coast P.A., with the assistance of the Company, began the implementation of the Dentist Equity Model (the “Equity Model”). Under the Equity Model, a Dentist has the opportunity to acquire up to a 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. The Dentist acquires an ownership interest in certain of the assets of the Dental Center and finances all or a portion of the purchase price with a note payable. The general terms of the notes are seven years at 10% interest with an interest only period designed to provide each selected Dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The Equity Model Dental Centers continue to utilize the management services of the Company pursuant to the Services and Support Agreements. Full implementation of the Equity Model is dependent upon reaching agreements with selected Dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Equity Model will have on the Company’s overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select Dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Centers. To date, the overall impact of the Equity Model has been an improvement in the gross revenues and Dental Center gross margin of the Dental Centers operating under the Equity Model. As of December 31, 2001, ten (10) Dental Centers were converted to the Equity Model and, as of September 30, 2002, six (6) additional Dental Centers were converted bringing the total number of Dental Centers converted to the Equity Model to sixteen (16).

     Operations Update. Through September 30, 2002, the Company and Coast P.A. continued to focus on the following initiatives: Dentist and Hygienist recruiting, implementing a patient financing program, expanding the Coast Smile Plus discount and membership program and focusing the advertising program to support the strategy of replacing lower margin managed care business with higher margin fee-for-service and private insurance business. Both the patient financing program and the Coast Smile Plus discount and membership program are in alignment with the goal of attracting higher margin lines of business and improving the cash flow of Coast P.A., and therefore the cash flow of the Company.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Dentist and Hygienist Recruiting. Since September 30, 2001, Coast P.A. has hired 9 net new Dentists and 13 net new Hygienists to serve in existing Dental Centers.

     Patient Financing. The patient financing program was implemented during the first quarter 2002. During the first eight months of this program, patient revenues financed by Coast P.A. patients have been approximately $6.0 million (or 11.4% of patient revenue excluding capitation) and the average patient transaction value is approximately 3.5 times higher than Coast P.A.’s year-to-date average patient transaction value. In late third quarter 2002, the Company in connection with Coast P.A., launched a second pre-approved credit card offer to approximately 1.1 million people residing within approximately five miles of each of the 112 Dental Centers.

     Coast Smile Plus Discount and Membership Plan. The Coast Smile Plus discount and membership plan, while in existence prior to 2002, has not been marketed outside of the Dental Centers. The Company believes that this program, which is a discounted fee-for-service plan, is marketable directly to consumers, to large employers and to traditional distribution channels for supplemental insurance and discount medical programs. In the first six months of 2002, the Company and Coast P.A. re-designed the program, developed new advertising and marketing programs and recruited an in-house sales team. The re-designed Coast Smile Plus discount and membership program was launched in third quarter 2002. The re-designed product was launched to two markets. First, a direct mail campaign began in third quarter 2002 to all existing patients of Coast P.A. and to persons residing within approximately five miles of each of the 112 Dental Centers. Second, the group product was launched by Coast P.A. by beginning the process of marketing brokers that sell supplemental insurance and discount medical/dental programs.

     Advertising. In first quarter 2002, new advertising programs focused on patient financing and the fee-for-service and indemnity insurance markets were developed and were launched in second quarter 2002, including the use of television, radio and billboard media. In third quarter 2002, advertising programs were focused on the re-designed Coast Smile Plus discount and membership program and a second pre-approved patient financing credit card offer.

     Information Technology Platform. The Company is in the early stages of an enhancement in its information technology platform. The new platform is expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to support the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities and hardware to a private frame relay. The Company has secured a $1.5 million master lease credit facility from a national lender to finance a substantial amount of the related hardware and software for this initiative. The majority of the cost of this initiative will be amortized over the lease terms, generally three years, except that certain planning, process change and post-implementation review costs will be expensed as incurred over the next several quarters.

     Training and Development Program. In June 2002, the Company and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. During the second and third quarters of 2002, the cost incurred by the Company for this program was $319,000. Staff training and development costs are expected to be in excess of prior year levels over the next eight months as the new training and development program is continued.

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

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Effective June 1, 2002, the Services and Support fee earned by the Company for each Dental Center will be based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, the Company earns a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the service and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. This amendment to the Services and Support Agreement was approved by the Audit Committee of the Board of Directors.

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

     Prior to June 1, 2002, the monthly services and support fee earned by the Company was based on a percentage of Dental Center net revenue and the trade accounts receivable of the dental practices were not transferred to the Company to secure such fee. The Company expects an increase in net revenues due to the increasing levels of gross revenues being generated by the Coast P.A. However, because of the various factors that can impact the Coast P.A.’s ability to generate revenues, there can be no assurance that the Company will earn greater services and support fees under the new methodology. Furthermore, the application of the new methodology to historical levels of the Coast P.A.’s revenues in recent past years would have resulted in the Company earning a lower amount of services and support fees than under the previous methodology. The Company estimates the effect of this change in methodology on fourth quarter 2002 net revenues to be approximately $1 million, or approximately 7% of projected fourth quarter 2002 net revenues.

B. Results of Operations

     The following table sets forth, as a percentage of net revenue (consisting of management fees derived pursuant to the Services and Support Agreements), certain items in the Company’s statements of operations for the quarters and nine months indicated. The performance of the Company during these quarters is not indicative of future financial results or conditions.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net revenue	100.0%	100.0%	100.0%	100.0%

Dental Center expenses:
Staff salaries and employee costs	41.0	34.8	40.5	34.9
Dental supplies and lab fees	17.9	16.2	18.3	17.3
Rent and occupancy	17.6	13.2	16.7	13.5
Advertising	5.2	10.9	4.9	8.4
Depreciation	8.0	5.3	7.7	5.5
Administrative	4.3	6.4	3.8	5.0

Total Dental Center expenses	94.0	86.8	91.9	84.6

Dental Center gross profit	6.0	13.2	8.1	15.4
General and administrative expenses	18.7	13.1	17.7	12.7
Depreciation and amortization	3.2	2.4	3.0	2.3

Income (loss) before unusual items	(15.9)	(2.3)	(12.6)	0.4
Unusual items	0.0	12.0	0.0	4.7

Operating loss	(15.9)	(14.3)	(12.6)	(4.3)
Interest income, net	0.1	0.2	0.2	0.2

Loss before income tax	(15.8)	(14.1)	(12.4)	(4.1)
Income tax (expense) benefit	—	0.1	0.3	2.0

Net loss	(15.8)%	(14.0)%	(12.7)%	(2.1)%

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

Quarter and Nine Months Ended September 30, 2002 Compared to Quarter and Nine Months Ended September 30, 2001

     Net revenue. Net revenue increased 41.9% and 32.2% for the quarter and nine months ended September 30, 2002 over the prior year periods, from $10.4 million to $14.7 million and from $32.2 million to $42.5 million, respectively. On a per Dental Center basis, net revenue increased 60% and 49%, respectively as there were fewer Dental Centers operated in the third quarter and nine months ended September 30, 2002 over the prior year periods due to Dental Center closings late in 2001 and second and third quarters 2002. The increase in net revenue is attributable to a number of factors including an increase in the number of Dentists and Hygienists at Coast P.A., an increase in the productivity per Dentist and Hygienist, the implementation of the patient financing program at Coast P.A., the migration from lower-margin managed care business to fee-for-service and private insurance at Coast P.A. and growth in the Coast Smile Plus discount and membership plan at Coast P.A.

     The number of Coast P.A Dentists and Hygienists serving patients increased from 130 and 97 at September 30, 2001 to 139 and 111, respectively, at September 30, 2002. The productivity of Coast P.A. Dentists and Hygienists increased and was assisted by the initiatives described below. During the third quarter and nine months ended September 30, 2002, approximately $2.7 million and $6.0 million, respectively, of gross revenue was financed by Coast P.A. patients using the newly implemented patient financing program. The average transaction value per patient who used the Coast Patient Advantage patient financing was approximately 3.5 times higher than the overall average patient transaction value on a year-to-date basis. The migration from lower-margin managed care business continues as the percentage of gross revenue derived from managed care business has declined from 57% of Coast P.A.’s gross revenue for the year ended December 31, 2000 to approximately 32% for the nine months ended September 30, 2002. In addition, the Company and Coast P.A. implemented the Coast Smile Plus discount and membership plan in 2001, which contributed 8.0% of Coast P.A.’s gross revenues in the nine months ended September 30, 2002. In 2002, the Company and Coast P.A. are expanding this program from passive point-of-sale marketing in the Dental Centers to targeted marketing to consumers, large employer groups and the traditional distribution channels for supplemental insurance and discount medical programs.

     Staff salaries and employee costs. Staff salaries and employee costs increased 20.5% and 13.7% for the quarter and nine months ended September 30, 2002, from $4.3 million to $5.1 million and from $13.0 million to $14.8 million, respectively. This increase in staff salaries and employee costs is due to increased staffing levels resulting from the need to staff the Dental Centers at a level consistent with the anticipated patient visit levels at each Dental Center. However, staff salaries and employee costs declined from 41.0% of net revenue to 34.8% of net revenue due to the higher utilization of the Dental Centers in third quarter 2002.

     Dental supplies and lab fees. Dental supplies and lab fees increased 28.5% and 25.1% for the quarter and nine months ended September 30, 2002, from $1.9 million to $2.4 million and from $5.9 million to $7.3 million, respectively. The primary reason these costs increased is the improvement in the net revenue. Dental supplies and lab fees declined from 17.9% and 18.2% of net revenues to 16.2% and 17.3% of net revenues from the prior year quarter and nine month period due to the continued use of preferred labs over alternatives sources and from the successful implementation by Coast P.A. of new patient merchandise product lines. The Company’s net revenue increased by 32.2% in the nine months ended September 30, 2002 while dental supplies and lab fees, which is variable with the level of net revenue, increased by only 25.1%.

     Rent and occupancy. Rent and occupancy cost increased 5.9% and 6.6% for the quarter and nine months ended September 30, 2002, from $1.8 million to $1.9 million and from $5.4 million to $5.7 million, respectively. The increase in rent and occupancy costs is primarily due to an increase in information technology (IT) costs, partially offset by decreased facilities cost from operating fewer Dental Centers. IT costs have increased from three initiatives undertaken in 2002: 1) the Company improved the reliability, availability and service levels of its network between the Dental Centers and the Corporate office by installing a private frame relay network and which will enable the Company to implement new technology platforms; 2) Internet-enabling the Dental Centers to allow faster information exchange with insurance companies and to improve communications and gain efficiencies between the Dental Centers and the Corporate office; and 3) Installation of additional network servers and routers at the Dental Centers to support these initiatives, which are being leased, resulting in an increase in IT lease expense. Repair and maintenance costs also increased during the nine month period. These cost increases have been offset by decreases in base rent, utilities, and property taxes during the quarter and nine month periods as a result of the eight (8) Dental Centers closed in the fourth quarter of 2001 the three (3) Dental Centers closed in the second quarter 2002 and the three (3) Dental Centers closed in the third quarter 2002. Management anticipates that rent and occupancy costs will remain relatively stable on a per office basis for the foreseeable future.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

     Advertising. Advertising expenses increased 194% and 127% for the quarter and nine months ended September 30, 2002, from $0.5 million to $1.6 million and from $1.6 million to $3.6 million, respectively. This increase represents the cost associated with the increased focus on attracting fee-for-service, indemnity insurance and PPO insurance patients and implementing the patient-financing program. In addition a significant portion of the increased advertising cost is attributable to increased marketing efforts for the Coast Smile Plus discount and membership program.

     In connection with its ten-year anniversary in May 2002, the Company and Coast P.A. launched a television and radio advertisement program in second quarter 2002. Advertising costs for the production and airing of these advertisements totaled $455,000 or 40% of total advertising expense in second quarter 2002. Television and radio advertising costs were $179,000 or 12% of total advertising in third quarter 2002.

     The direct marketing program costs for the re-designed Coast Smile Plus discount and membership program was $404,000 or 25% of total advertising costs in third quarter 2002. The cost of the second pre-approved credit card offers mailed in late third quarter 2002 was $434,000 or 27% of third quarter advertising costs.

     Advertising costs are expected to decrease in fourth quarter 2002 and to decrease in fiscal year 2003. Targeted levels for fiscal year 2003 are 4% to 6% of net revenues, consistent with the fiscal year 2001 levels.

     Dental Center depreciation. Dental Center depreciation expense decreased 5.4% and 6.0% for the quarter and nine months ended September 30, 2002, from $830,000 to $785,000 and from $2,492,000 to $2,343,000, respectively. The decline in depreciation expense from the comparable period in the prior year is primarily due to the assets written off in connection with Dental Center closings (eight in quarter four, 2001, and three in quarter two, 2002) and the assets sold in connection with the Equity Model.

     Dental Center administrative expenses. Dental Center administrative expenses increased 112% and 79.4% for the quarter and nine months ended September 30, 2002, from $443,000 to $938,000 and from $1,207,000 to $2,165,000, respectively. This increase is primarily due to an increase in finance charge discounts, staff training, development costs, and uniforms expense. Finance charge discounts, a part of which are earned by a related party, increased $189,000 and $458,000 in the quarter and nine months ended September 30, 2002 due to the increased charge volume from the newly implemented patient financing program. Finance charges are expected to increase in the future as the financed volume increases. Increases in finance charges are offset by accelerated collections of net revenues and enables higher productivity of Dental Center staff from less billing and collection activities. In June 2002, the Company and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. During the second and third quarters of 2002, the cost incurred by the Company for this program was $319,000 (for Dental Center staff) and $168,000 was incurred by Coast P.A. (for Dentists and Hygienists). Staff training and development costs are expected to be in excess of prior year levels over the next eight months as the new training and development program is continued. Uniforms expense increased $38,000 and $122,000 in the quarter and nine-month period from implementation of a lab coat program in 2002 for all Dental Center staff.

     Corporate general and administrative expenses. Corporate general and administrative expenses decreased 0.6% for the quarter ended September 30, 2002 from the prior year from $1,935,000 to $1,923,000. The decrease in the quarter is due to a decrease in insurance expense and recruitment costs offset by an increase in salaries. Insurance expense includes the net change in the valuation allowance on the cash surrender value of life insurance. The increase in the valuation allowance was $190,000 in third quarter 2002 compared to $351,000 in third quarter 2001 for a $160,000 quarter-to-quarter decrease. In February 1998, the Company entered into split-dollar life insurance arrangements with executive officers and directors, Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, the Company lends money to pay the annual premiums and has received collateral assignments of the life insurance policies to secure repayments of the non-interest loans. The Company has the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. The Company carries the non-interest bearing loans at the lesser of the cash surrender value or the amounts loaned. During the quarter ended September 30, 2002, the valuation allowance was increased $190,000 to reflect a decline in the market value of the marketable securities underlying the cash surrender value of the life insurance. At September 30, 2002, the non-interest bearing loans are carried at $962,000 comprised of loans totaling $1,902,000 net of the valuation allowance of $940,000. Recruitment costs were $112,000 lower in the third quarter 2002 due to the costs associated with hiring experienced personnel in the prior year. The remaining net increase in the quarter of $197,000 is due primarily to salaries as the Company

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

has attracted experienced management personnel in the areas of operations, marketing, information technology and human resources as well as severance costs incurred. These salary increases were partially offset by salary decreases from staffing changes and cost saving measures implemented in first quarter 2002.

     Corporate general and administrative expenses decreased 4.8% for the nine months ended September 30, 2002 from the prior year from $5.7 million to $5.4 million. The decrease in the nine-month period is primarily due to a reduction in professional fees and recruitment costs, partially offset by an increase in salaries and lease costs. During the nine months ended September 30, 2001, the Company recognized professional fees of approximately $670,000 in connection with an abandoned recapitalization transaction. This cost did not recur in 2002. Insurance expense decreased $4,000 from the change on the valuation allowance for cash surrender value of life insurance as described above was $438,000 and $434,000 in the nine month periods of 2001 and 2002, respectively. Recruitment costs were $87,000 lower in the nine-months ended September 30, 2002, due to the costs associated with hiring experienced personnel in the prior year. Salaries increased over the prior year period as the Company has attracted experienced management personnel in the areas of operations, marketing, information technology, and human resources as well as severance costs incurred. These salary increases were partially offset by salary decreases from staffing changes and cost saving measures implemented in first quarter 2002.

     As discussed in Section 2.A – Overview of Management’s Discussion and Analysis of Financial Condition and Results of Operations, the Company is investing in an enhancement of its information technology platform. Information technology expenses are expected to increase during the planning, implementation, and post-implementation phases of this project. The majority of the cost of this initiative will be amortized, generally over three years, except that certain planning, process change, and post-implementation review costs, will be expensed as incurred over the next several quarters. The private frame relay network and IT equipment leasing cost increased $68,000 in the nine months ended September 30, 2002.

     Corporate depreciation and amortization. Depreciation and amortization levels in the current year quarter and nine month periods are comparable to the prior year periods. The minor change is attributable to depreciation on the current year additions to corporate office IT equipment and software offset by write-off of intangible assets in connection with the closing of eleven (11) Dental Centers and in the past three quarters and the impairment charge recognized in the fourth quarter of 2001.

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

     In the third quarter the Company closed three (3) Dental Centers and in one of these markets combined the patient base into a nearby Dental Center. A non-cash charge of $1,778,000 was recorded to provide for the write off of intangible assets ($1.2 million), leasehold improvements ($0.2 million) and provide for the remaining lease obligations ($0.3 million) for these office closings.

     Interest income, net. Interest income, net increased $26,000 for the quarter, from $10,000 to $36,000 and interest income, net increased $21,000 from $75,000 to $96,000 for the nine months. The increase in the quarter and nine-months is due to an increase in interest receivable on Equity Dentist notes receivable and a decrease in interest expense as there was no borrowings outstanding under the line of credit in third quarter 2002, partially offset by a decrease in interest income earned on lower invested cash and cash equivalents.

     Income taxes. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. In April 2002, the Company filed for a federal income tax refund of $1,241,000 for tax years 1997, 1998 and 1999, which was collected in second quarter 2002. The first quarter 2002 and nine month 2002 tax provision reflects the $888,000 income tax benefit from passage of the Act in fiscal 2002.

     For third quarter 2002, the Company recognized an income tax benefit of $20,000 compared to no income tax in third quarter 2001. The 2002 income tax provision reflects a reduction in the estimated AMT tax due. No tax entry was recorded in third quarter 2001, as realization of tax benefits from the NOL’s was not more likely than not at that time.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The nine-month 2001 tax expense of $102,000 reflected establishment of a valuation allowance on the deferred tax asset and the effect of non-deductible permanent differences in the period related to the expenses of the 2001 abandoned recapitalization transaction.

     The Company incurred significant federal tax net operating losses in both 2000 and 2001 and continues to provide a full valuation allowance on its net deferred tax asset. The Company will re-evaluate the amount of the valuation allowance on an ongoing basis based on the levels of book income and net deductible temporary differences arising or reversing.

Pro-forma financial information. The following pro-forma financial information is provided to supplement the discussion and analysis above.

Tax benefit – Excluding the effect of the $888,000 income tax benefit from the carryback of NOL’s which was realized in first quarter 2002, net loss and diluted loss per share would have been $1,756,000 or $ (0.83) per share for nine months September 30, 2002, compared to the reported net loss and diluted loss per share of $867,900 or $ (0.41) per share:

	Nine Months Ended
	September 30, 2002

	Amount	Per Share

Net Loss – as reported	$(867,900)	$(0.41)
Less: Incremental tax refund / tax benefit from change in tax law	(888,100)	(0.42)

Net Loss – without incremental tax benefit	$(1,756,000)	$(0.83)

Loss before unusual items and tax benefit – The comparative quarter and nine months periods in both fiscal years contain certain unusual items. A pro-forma calculation reconciling from reported net loss to pro-forma net loss is provided to supplement the discussion and analysis of this M, D & A:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,

	2001	2002	2001	2002

Net loss – as reported	$(1,634,600)	$(2,042,300)	$(4,070,300)	$(867,900)
Dental Center closings, net of tax	—	1,778,200	—	1,972,000
Valuation allowance, net of tax	350,000	190,000	438,000	434,000
Abandoned recapitalization costs, net of tax	—	—	670,000	—
Incremental tax benefit from change in tax law	—	—	—	(888,100)

Net (loss) income – pro-forma	$(1,284,600)	$(74,100)	$(2,962,300)	$650,000

Diluted net (loss) income per share – pro-forma	$(0.61)	$(0.04)	$(1.42)	$0.31

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

     EBITDA – Earnings before interest, income taxes, depreciation and amortization and unusual items for the third quarter and nine months ended 2002 compared to the prior year periods is shown below. EBITDA is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and may not be comparable to other similarly titled measures used by other companies. EBITDA does not represent net income or cash flows from operations as defined by GAAP and does not necessarily indicate that cash flows will be sufficient to fund cash needs. As a result, EBITDA should not be considered an alternative to net income as an indicator of operating performance or to cash flows from operations as a measure of liquidity. EBITDA is included because it is a basis upon which the Company assesses its financial performance.

	Quarter Ended		Nine Months Ended
	September 30		September 30, 2002

	2001	2002	2001	2002

Operating loss – as reported	$(1,645,000)	$(2,098,100)	$(4,044,000)	$(1,814,800)
Dental Center closings and relocation	—	1,778,000	—	1,972,000
Valuation allowance	350,000	190,000	438,000	434,000

Operating (loss) income– pro-forma	(1,295,000)	(130,184)	(3,606,000)	591,200

Dental Center depreciation	830,000	785,000	2,492,000	2,343,000
Corporate depreciation and amortization	327,000	348,000	976,000	991,000

EBITDA	$(138,000)	$1,002,900	$(138,000)	$3,925,200

C. Liquidity and Capital Resources

     At December 31, 2001, the Company had cash and cash equivalents of $2.5 million. At September 30, 2002, the Company had cash and cash equivalents totaling $3.3 million for a nine-month increase of $0.8 million. This increase was principally from 1) collection of the $1.2 million income tax refund; 2) cash generated in second quarter 2002 of $0.8 million and; 3) a use of cash in first quarter 2002 of $0.5 million and third quarter 2002 of $0.7 million to fund operations, capital expenditures and debt service during the quarter.

     To improve cash flows from patients, the Company and Coast P.A., in January 2002, arranged for a patient financing program through a related party and an unrelated national financial institution. While in its infancy, this program has accelerated the collection of net revenues, for those patients that elect to use the program and qualified for credit, as the financial institution pays the dental service fees within twenty-four hours, net of related discounts. This program is expected to reduce the growth of Coast P.A.’s accounts receivable and accelerate cash flows of Coast P.A. and the Company, thereby enhancing the Company’s liquidity. The credit card debt of the patient is non-recourse to Coast P.A. and the Company.

     In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national lender through a master lease agreement. On February 21, 2002, the Company made its first draw under the facility in the amount of $218,000 to lease certain information technology assets and has made draws totaling $693,000 through September 30, 2002. This commitment will provide another means to finance information technology capital expenditures.

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

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The Company’s line of credit facility with Bank of America expired on November 4, 2002. The Company has been pursuing alternative financing and expects to secure a new credit facility in the fourth quarter 2002. There have been no funds outstanding under the Bank of America credit facility at any time in fiscal year 2002. There can be no assurance that the Company will be able to secure a new credit facility.

     The Company’s liquidity depends in part upon the ability of Coast P.A. to pay the management fee receivable and any inability of the Coast P.A. to generate sufficient revenues and cash flows to pay the management fee receivable, could materially decrease the Company’s liquidity. See also Note 4 to the condensed financial statements regarding the management fee receivable. In addition, increases in the management fee receivable and increased expense levels to support the Company’s investment in training and development programs, advertising programs and an upgraded information technology platform, without a corresponding increase in net revenues, could negatively impact the Company’s liquidity.

     If the Company is unable to secure a new credit facility, the Company may need to raise additional funds through other sources, including the sale of debt or equity securities. If such funds are needed, there can be no assurance that additional financing will be available or whether it will be available on terms satisfactory to the Company. If capital is raised through the issuance of equity securities or securities convertible into equity securities, the Company’s shareholders may experience dilution in ownership percentages and book value. Additionally, such securities may have rights, preferences and privileges senior to those of holders of common stock.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves and cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

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

     In the event the Company is unable to generate its expected cash flows, decrease its working capital level, or fails to receive adequate financing, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

COAST DENTAL SERVICES, INC.

PART I – FINANCIAL INFORMATION
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

Item 4. Controls and Procedures

     Based on their most recent review, which was completed within 90 days of the filing of this report, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

COAST DENTAL SERVICES, INC.

Special Notice Regarding Forward Looking Statements

(ii)	any reductions in the Company’s liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations or actions;

(iv)	the ability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in business and in acquisitions;

(vi)	effect of further reduced cash position and future inability to access borrowings in current credit facility;

(vii)	any adverse impact on our net revenue or operating margins due to the costs associated with increased growth at existing Dental Centers;

(viii)	the future continued relationship with and success of our professional association customers and the ability of Coast P.A. to pay management fees due to the Company;

(ix)	any increase in the management fee receivable owed to the Company by Coast P.A.;

(x)	any inability to achieve additional net revenue or earnings from the internally developed Dental Centers or recently combined Dental Centers;

(xi)	any adverse impact from changes to the services and support fees agreed to in the future between the Company and Coast P.A.;

(xii)	inability to generate sufficient net revenue to offset the costs of, or unanticipated costs and expenses resulting from our focus on internal efficiencies, staff training and development initiatives, and advertising programs which may impact margins;

(xiii)	any slow down in the number of patients or the services performed by Dentists or Hygienists of Coast P.A. which impacts net revenue;

(xiv)	any material decrease in the number of Dentists or Hygienists of Coast P.A. available to service patients, would adversely affect productivity and impact overall net revenue;

(xv)	resulting costs and any negatives, including any reduced net revenues, incurred with implementing the Equity Model;

(xvi)	any inability of Coast P.A. to incentivize, motivate, retain and attract new Dentists;

(xvii)	any future inability to substantially achieve the objectives expected from the successful implementation of the Equity Model;

(xviii)	any future loss of the Company’s listing under NASDAQ Small Cap Market;

(xix)	general economic and market conditions and combined general downturn in the economy;

(xx)	impact of loss of managed care business and inability to replace with higher margin business;

(xxi)	inability to generate positive cash flows;

(xxii)	the potential impact of negative market influences on the Company’s cash and cash equivalents;

(xxiii)	inability to improve Dentist retention or adverse affects of Dentist turnover of Coast P.A.;

COAST DENTAL SERVICES, INC.

Special Notice Regarding Forward Looking Statements

(xxiv)	any material decline in the number of patient visits of Coast P.A., as a result of the level of advertising and marketing expenditures and any other factor;

(xxv)	any disruption of operations caused by the project to enhance the information technology platform, or a material increase in costs from the enhancement;

(xxvi)	inability to successfully replace capitated managed care business with other forms of business;

(xxvii)	inability to implement a successful patient financing program;

(xxviii)	costs at the Dental Centers associated with the addition of 9 Dentists and 13 Hygienists by Coast P.A. in twelve month period from September 30 2001 to September 30, 2002, including the inability of such Dentists and Hygienists of Coast P.A. to generate sufficient revenue;

(xxix)	any inability of Dentists (under the Equity Model) to pay their obligations under the notes receivable as they come due;

(xxx)	any inability to successfully defend against claims and litigation matters;

(xxxi)	any inability to successfully improve gross revenues of Coast P.A. through the expansion of the Coast Smile Plus discount and membership program;

(xxxii)	any inability to generate sufficient revenue to meet the cost associated with the patient financing program, including finance changes, marketing expenses and any other costs and liabilities related to the program;

(xxxiii)	any inability to secure a replacement line of credit facility;

(xxxiv)	any inability of Coast, P.A. to collect patient and insurance trade accounts receivable;

(xxxv)	declining market values in the investments underlying the cash surrender value of life insurance which cause a decrease in the net realizable value of non-interest bearing loans to executive officers carried as long-term assets by the Company;

(xxxvi)	periodic impairment reviews caused by changing circumstances and financial performance of individual Dental Centers can result in the determination that some of the Company’s long lived assets are impaired and result in impairment writedowns;

(xxxvii)	underperforming Dental Centers are evaluated for closure or consolidation into nearby Dental Centers. Dental Centers closed or consolidated can result in write-offs of long-lived assets and require accrual of remaining lease obligations.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

COAST DENTAL SERVICES, INC.

PART II – OTHER INFORMATION

Item 3. Legal Proceedings

     As described in the Annual Report on Form 10-K, the Company is a party to certain legal proceedings and other claims arising from the ordinary course of business, including two employee compensation-related matters that are collective action complaints. With respect to one of the employee compensation-related matters, a settlement (including plaintiff’s legal fees and expenses) with a maximum cost to the Company of $500,000 was reached on July 23, 2002, and the Company made payments of $177,000 in the third quarter 2002. The Company expects to make additional payments for this matter in the next two quarters. The Company has provided an accrual for its legal matters based upon the recent settlement, discussions with its outside legal counsel and the nature and present status of its legal matters. With respect to its legal matters, the Company will continue to vigorously defend its positions. The ultimate outcome of these matters could have a material adverse impact on the financial position and results of operations of the Company.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of stockholders of Coast Dental Services, Inc. was held on August 2, 2002. Each share of Common Stock entitled its holder to one (1) vote on the matters considered by stockholders at the annual meeting. Stockholders present in person, or by proxy, 2,048,430 shares of common stock voted on the matters described below:

(1)	The stockholders elected Geoffrey Faux to the Board of Directors to hold office until such time as his term expires and his successor is elected and qualified or until his earlier resignation, removal from office or death. Mr. Faux received 1,997,589 votes in favor of his re-election and 49,660 shares abstained from voting.

(2)	The stockholders approved a proposal to reincoporate the Company from the State of Delaware to the State of Florida. The proposal received 1,389,470 votes in favor of approval, 35,326 votes against and 3,003 shares abstained from voting.

(3)	The stockholders approved the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year 2002. Deloitte & Touche LLP received 2,045,368 votes in favor of their appointment, 2,063 votes against and 999 votes abstained.

Item 5. Other Information

Reincorporation

     On August 30, 2002, the Company changed its state of incorporation from Delaware to Florida pursuant to a reincorporation proposal approved by the Company’s shareholders at the annual meeting held on August 2, 2002.

Disclosure Regarding Composition of the Audit Committee

     The Company’s Board of Directors consists of five members: Terek Diasti, Adam Diasti, Donald R. Millard, Darrell C. Smith and Geoffrey L. Faux. Three of the five board members, Messrs. Millard, Smith and Faux, serve on the audit committee. The Nasdaq Marketplace Rules require the Company to have an audit committee of at least three members comprised solely of independent directors. Messrs. Millard and Faux are independent as that term is defined in Rule 4200(a)(14) of the Nasdaq Marketplace Rules. With respect to Mr. Smith, Nasdaq has informally advised the Company that it has an unwritten policy that a “billing” partner of a law firm that provides services to a public company will not be considered by Nasdaq to meet the definition of independent if the law firm has been paid more than $60,000 by the Company in the previous fiscal year. As previously disclosed by the Company in its proxy statement for the 2002 annual meeting of shareholders, Mr. Smith is a partner in the law firm of Shumaker, Loop & Kendrick, LLP which law firm provides legal services to the Company. In the previous fiscal year, the sums paid by the Company to the law firm were well below the 5% threshold provided in Nasdaq’s written Marketplace Rule 4200(a)(14)(D) governing partners of business entities. However, as a result of Mr. Smith being the law firm’s billing partner on Company matters, Nasdaq informally advised the Company that it nonetheless does not consider Mr. Smith to be independent pursuant to its unwritten policy on billing partners. Rule 4350(d) (2) (B) of Nasdaq’s Marketplace Rules permits the Board of Directors to appoint to the audit committee one director who is not independent as defined in Rule 4200 under exceptional and limited circumstances. The Board of Directors, as permitted under such Nasdaq Rule, has determined that Mr. Smith’s membership on the audit committee is required by the best interests of the Company and its shareholders and as such, he should remain a member of the audit committee. The Board of Directors has identified the following special

COAST DENTAL SERVICES, INC.

PART II – OTHER INFORMATION

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

Item 6. Exhibits and Reports of Form 8-K

(a)  Exhibits

     See Exhibit Index.

(b)  Reports on Form 8-K

     None.

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on November 13, 2002.

COAST DENTAL SERVICES, INC

By:	/s/ TEREK DIASTI

TEREK DIASTI Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ TIMOTHY G. MERRICK

TIMOTHY G. MERRICK Vice President — Finance (Principal Financial and Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Terek Diasti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coast Dental Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	/s/ Terek Diasti

Terek Diasti Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Timothy G. Merrick, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Coast Dental Services, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

d)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

e)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: November 13, 2002	By:	/s/ Timothy G. Merrick

Timothy G. Merrick Vice President — Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1	Articles of Merger and Agreement and Plan of Merger dated as of August 29, 2002, between Coast Dental Services, Inc., a Delaware corporation, and Coast Florida Acquisition, Inc., a Florida corporation (filed with the State of Florida in connection with the reincorporation from Delaware to Florida)

3.1	Articles of Incorporation of the Company (filed with the State of Florida in connection with reincorporation from Delaware to Florida.)

11.1	Computation of Per Share Loss.

99.1	Certification of Quarterly Report and Financial Statements

99.2	Certification of Quarterly Report and Financial Statements