Form 10-K
period 2002-12-31
COAST DENTAL SERVICES INC
filed 2003-03-31
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

_____________________

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 000-21501

_____________________

COAST DENTAL SERVICES, INC.

(Exact name of registrant as specified in its charter)

Florida	59-3136131
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2502 North Rocky Point Drive, Suite 1000	33607
Tampa, Florida	(Zip Code)
(Address of principal executive offices)

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

     Indicate by check mark whether the registrant is an accelerated filter (as fined in Rule 12b-2 of the Act). Yes ☐ No ☒.

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on March 1, 2003, was approximately $4.6 million based upon the closing price of such shares on such date on the NASDAQ Stock Market’s Small Cap Market. As of March 1, 2003, there were 2,091,223 shares of outstanding Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2003 Annual Meeting of Shareholders, which will be filed on or before April 30, 2003, are incorporated by reference in Part III, Items 10-13 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

COAST DENTAL SERVICES, INC.
2002 ANNUAL REPORT ON FORM 10-K

INTRODUCTION

     Unless the context otherwise requires, references in this document to “Coast Dental” or the “Company” refer to Coast Dental Services, Inc., and its predecessor; “Dental Centers” refer to dental offices to which we provide comprehensive business services and support pursuant to services and support agreements; “Coast Florida, P.A.”, “Coast Dental, P.A.”, “Coast Dental of Georgia, P.C.”, “Coast Dental Services of Tennessee, P.C.” and “Adam Diasti, D.D.S. & Associates, P.C.” refer to the Florida, Georgia, Tennessee and Virginia professional associations, respectively, which employ the dentists and hygienists providing dental services at the Dental Centers pursuant to a services and support agreement with us; “Coast P.A.” refers collectively to Coast Florida P.A., Coast Dental, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Adam Diasti, D.D.S. & Associates, P.C. and any professional association or corporation, with which we have entered, or may enter, into a services and support agreement (“Services and Support Agreement”); “internally developed Dental Centers” refers to Dental Centers which are initially opened, developed and managed by us pursuant to a Services and Support Agreement with Coast P.A.; “acquired Dental Centers” refers to Dental Centers resulting from the acquisition of an existing dental facility by us, combined with the acquisition by Coast P.A., of the existing dental practice located at that facility; “Coast Dentists” refers to the licensed dentists employed by the Coast P.A. who provide dental services at the Dental Centers; and “Coast Dental Network” refers collectively to the Dental Centers and the Coast Dentists.

PART I

Item 1. Business

General

     Coast Dental Services, Inc. is a leading provider of comprehensive business services and support to general dentistry practices. We were incorporated in August 1992 as Sunshine Health Services, Inc., a Florida corporation, and changed our name to Coast Dental, Inc. in August 1994. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc., a Delaware corporation, for the purpose of reincorporating in the State of Delaware and changing its corporate name. Effective August 30, 2002, we changed our state of incorporation from Delaware to Florida pursuant to a reincorporation proposal approved by our shareholders at the annual meeting held on August 2, 2002.

     The laws in many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in the practice of dentistry. Coast P.A. employs the dentists and dental hygienists and controls the clinical decision-making at the Dental Centers. We obtain our revenue in the form of a service fee from providing comprehensive business services and support to Coast P.A. at the Dental Centers.

     As of December 31, 2002, we provided comprehensive business services and support to 109 Dental Centers located in Florida, Georgia, Tennessee and Virginia. Coast P.A. employed 133 dentists and 114 dental hygienists at December 31, 2002 and provided dental services to approximately 517,000 patients during 2002 and there were approximately 614,000 unique provider visits during 2002.

Recent Developments – Overview

     During 2002 and 2001, Coast Dental and Coast P.A. embarked upon several new initiatives, some of which are described in more detail later in this section, to help return us to profitability and to better position us if this turnaround is achieved. As described in previous filings, there is excess capacity in existing Dental Centers, which Coast P.A. believes it can best utilize by increasing the number of dental professionals in these Dental Centers. During the years 2002 and 2001, Coast P.A. has made progress toward increasing the number of dental professionals, increasing the number of days each week that Dental Centers serve patients and increasing the number of hours each day that Dental Centers are open. Each of these accomplishments improves our ability to increase net revenue, leverage the fixed costs associated with each Dental Center and improve profitability. We have assisted Coast P.A. in focusing its advertising approach to attract higher margin fee-for-service and private insurance business to replace the lower margin managed care business it elected to reduce in scope in late 2000 and grow net revenue. In addition to shifting the advertising and marketing approach, we have worked with Coast P.A. on the development and implementation of its own, branded discount plan, Coast Smile Plus. The purpose of this plan is to attract patients that do not have dental insurance and develop a loyalty by offering a discount from full fee-for-

service pricing which is comparable to private insurance pricing. As described later in this section, Coast Dental and Coast P.A. have arranged for a national financial institution to provide financing to patients of Coast P.A. who meet the credit issuer’s criteria for lending. As also described later in this section, Coast Dental and Coast P.A. have made progress in the rollout of the Dentist Equity Model.

Recent Developments — Self-Tender Offer

     On March 4, 2003, we initiated a self-tender offer (the “Offer”) to purchase all of the outstanding shares of common stock for $4.50 per share. Following completion of the Offer, due to the very small shareholder base and, the infrequent trading activity of our common stock, we intend to delist our common stock from trading on the Nasdaq SmallCap Market and to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended. If this occurs, we will become a private company and there will be no public market for our common stock. The purpose of the Offer is to provide shareholders with liquidity for the common stock prior to delisting and deregistration for a price that a Special Committee consisting of independent members of the Board of Directors has determined to be fair to Coast Dental’s shareholders other than the Continuing Shareholders (as defined below). Although the Offer is being made to all holders of Coast Dental common stock, Terek Diasti, Chairman of the Board of Directors and Chief Executive Officer of Coast Dental, Adam Diasti, a Director and President of the Company, and the Diasti Family Limited Partnership, (collectively referred to as the “Continuing Shareholders”) who beneficially own approximately 52% of our common stock currently issued and outstanding (including all Company common stock issuable pursuant to currently exercisable stock options) have advised us that they do not intend to tender any of their shares of Coast Dental common stock pursuant to the Offer.

     We plan to finance the Offer through borrowings from the term loan portion of the $4,000,000 Revolving Credit, Term Loan and Security Agreement with Capital Source Finance LLC (“CapitalSource”) which includes a $2,000,000 revolver and a $2,000,000 term loan (the “Term Loan”) and from Coast Dental’s largest shareholder, the Diasti Family Limited Partnership, under an agreement to loan up to $3,400,000 (the “Credit Agreement”). Coast Dental will be the borrower under the Term Loan and the Credit Agreement. We plan to repay the Term Loan and the Credit Agreement when due through internally generated funds.

     The Term Loan provides that CapitalSource will loan us up to $2,000,000 to finance the Offer at an interest rate equal to the prime rate plus 4.75%. The principal of the Term Loan is payable in monthly installments in months seven through twenty-four from the date the funds are borrowed. The Term Loan is secured by a first priority lien on all of our assets and will be guaranteed by the Diasti Family Limited Partnership. We will be required to prepay all or a portion of the Term Loan under certain circumstances. We will be required to meet certain monthly financial covenants for minimum EBITDA (as defined), minimum fixed charge coverage ratio, minimum net leverage, minimum cash collections and minimum liquidity in order to initially borrow and maintain borrowings under the Term Loan. There can be no assurance that we can continue to meet these monthly financial covenants. We are also subject to certain affirmative and negative covenants. Upon borrowing on the Term Loan, we are required to issue warrants to CapitalSource which are immediately exercisable into 1.00% of the Company’s issued and outstanding common stock at a strike price equal to $.01 per Share. We have the option to redeem the warrant upon the conclusion of a successful tender offer.

     The Credit Agreement provides that the Diasti Family Limited Partnership will loan us up to $3,600,000 to finance the Offer at an interest rate of 5.00%. The loan will be due five years from the date the funds are borrowed. The loan is subordinated to the Term Loan and, subject to the prior approval of CapitalSource, will be secured by a second priority lien on all of our assets.

     We do not have any alternative financing arrangements or alternative financing plans in the event it is unable to borrow, for any reason, under the Term Loan or the Credit Agreement.

     As a condition of drawing on the $2 million CapitalSource term loan to finance the Offer, the Diasti Family Limited Partnership and Coast P.A. will guarantee certain of our indebtedness under the $4 million credit facility with CapitalSource.

     We have and will continue to incur substantial costs in connection with the self-tender offer.

Recent Developments — Capacity Utilization

     In an effort to utilize its excess capacity, increase gross revenues and improve profitability, commencing in July 2001, Coast P.A. hired 39 (net) dentists in the second half of 2001, increasing the number of dentists from 107 at June 30, 2001, to 146 at December 31, 2001, representing an increase of 36%. Commencing in July 2001, Coast P.A. hired 15 (net)

hygienists in the second half of 2001, increasing the number of hygienists from 100 at June 30, 2001 to 115 at December 31, 2001, representing an increase of 15%.

     As of December 31, 2002, Coast P.A. employed 133 dentists or a (net) decrease of 11 dentists over December 31, 2001 reflecting the closing and consolidation of eight (8) Dental Centers and sale of one (1) Dental Center in 2002. As of December 31, 2002, Coast P.A. employed 114 hygienists or a decrease of one (1) hygienist over December 31, 2001.

     Despite the decrease in the number of dentists employed as of December 2002 by Coast P.A., total doctor days for Coast P.A. increased in fiscal year 2002 by 18% from 24,100 to 25,500, reflecting an increase in the number of days the Dental Centers were opened and staffed with dentists. Total hygienist days for Coast P.A. increased in fiscal year 2002 by 20% from 17,300 to 20,800, reflecting an increase in the number of days the Dental Centers were opened and staffed with hygienists.

Recent Developments — Payor Mix

     In the period from December 2000 to December 2002, the payor mix of Coast P.A. has been shifted from 57% managed care to 31% managed care. For the year ended December 31, 2002, 69% of Coast P.A.’s patient revenues were derived from higher margin fee-for-service and private insurance business, up significantly from 43% for the year ended December 2000.

Recent Developments — Patient Financing Program

     In late January 2002, a private label, revolving credit program sponsored by a national financial institution became available to patients of Coast P.A. who meet certain minimum credit standards. We believe that this program will increase incremental revenues because it provides an additional payment option to patients of Coast P.A. who otherwise might avoid or delay dental treatment plans, or accept a lower cost or less effective treatment due to the inability to pay for the preferred treatment at the time the service is rendered. In addition, we believe this program will assist Coast P.A. in reducing its exposure to uncollectible patient accounts receivable and help to improve overall cash flow. There are a few financing options available to patients at all times, with promotional-type financing options available during certain times of the year. This program includes a pre-approved credit program that will reduce patient wait time in the office while credit lines are approved. Our first year results with this program have been positive with patient’s financing approximately $8,600,000 of dental services with Coast P.A. The average patient transaction utilizing the financing program has been approximately 3.75 times higher than the overall average patient transaction.

Recent Developments — Coast Smile Plus Membership and Discount Plan

     The Coast P.A. implemented a membership and discount plan called Coast Smile Plus in 2001. Patients joining the membership plan can access a reduced fee schedule. The pricing of the fee schedule offered to members is discounted from fee-for-service pricing but is competitive with the pricing collected from private insurance payors and higher than pricing from managed care payors. The goal of this membership program is to build loyalty and generate repeat business for the Dental Centers. Also effective February 2002, membership fees and all dental services purchased by Coast Smile Plus members can be charged on the Coast Dental patient financing program. In 2001, this membership and discount program was piloted and memberships were sold passively through point-of-sale marketing in the Dental Centers. Without any external marketing programs, approximately 4,800 memberships were generated in 2001. Coast P.A. generated $3.3 million in gross revenue from Coast Smile Plus members or 5% of its 2001 gross revenue. In 2002, Coast Dental and Coast P.A. piloted and then withdrew an initiative to market the Coast Smile Plus membership and discount plan to large organizations, large employers and traditional distribution channels for supplemental insurance and discount medical programs. After this pilot, we continue to sell through passive point-of-sale marketing in the Dental Centers. Approximately 8,300 memberships were generated in 2002 and Coast P.A. generated $7.4 million in patient revenue from Coast Smile Plus members or approximately 9% of its 2002 patient revenues. Coast P.A. is optimistic that this membership and discount plan will continue to improve the payor mix.

Recent Developments — Managed Care

     During the latter part of 2000, Coast P.A. began notifying managed care companies that it would continue to provide service to existing members but would not accept new members to the managed care roster (known as “panels”) in any of its Dental Centers until re-negotiations had occurred. A thorough review of utilization data revealed that the majority of patient visits consisted of managed care patients, yet the fees earned in connection with this business were below that of discounted fee-for-service patients. This resulted in in-depth discussions with each of the managed care companies. In some cases, agreements were reached whereby the panels were reopened. In other situations, agreements could not be reached and the panels remained closed as discussions continued or the contracts were terminated.

     Since December 31, 2000, agreements have been terminated with 11 managed care companies. Two of these companies were more significant to Coast P.A.’s operation while the remainder were smaller and less significant. The gross revenue lost to Coast P.A. as a result of these terminations was approximately $13.9 million, which represents approximately $9.3 million in net revenue to the Company. Coast P.A. continues to believe that this lower margin business can be replaced over time with higher margin fee-for-service and indemnity business, provided the proper focus is placed on marketing and patient financing programs to attract these types of patients and provide the source of payment they desire. Coast P.A. believes that revenue lost from these managed care contracts can be replaced over time with a smaller number of patients, but recognizes that this replacement will take time, is not assured and has and will continue to represent a risk to revenue, profitability and cash flow of Coast P.A and consequently, Coast Dental. In 2001 and 2002, Coast P.A. was able to replace some of this lost business. In 2001, Coast P.A. fee-for-service and insurance patient revenues increased approximately $10.5 million (an approximate 23% increase in non-managed care production). In 2002, Coast P.A. fee-for-service and insurance patient revenues increased $19.6 million or 50%. In 2002, Coast P.A. fee-for-service and insurance patient revenues were in excess of $58.5 million and represented 69% of Coast P.A.’s total patient revenues.

Recent Developments — Dentist Equity Model Update

     Due to issues apparent in the dental practice management sector relative to maximizing dentists’ long-term productivity and commitment to the success of such relationship, Coast PA, with our assistance, developed a dentist equity model (the “Equity Model”) whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. This opportunity was previously unavailable to a Coast Dentist. The purpose of this change in operating model is to provide affiliated dentists the opportunity to satisfy certain long-term career goals and thereby address the retention and motivational concern that Coast P.A., and the dental practice management industry in general, is facing.

     During the third quarter of 2001, Coast P.A., with our assistance, began the rollout of the newly developed Dentist Equity Model. These transactions are structured as a sale of intangible and/or tangible assets of each Dental Center. Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. The dentist acquires an ownership interest in certain of the assets of the Dental Center and finances all or a portion of the purchase price with a secured note payable. The general terms of the notes are seven years at 10.0% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The Equity Doctor Dental Centers continue to operate under the existing Services and Support Agreement with Coast Dental.

     Coast Dental and Coast P.A. consummated the sale of interests in Dental Centers under the Equity Model as follows: ten (10) in 2001 and six (6) in 2002. In fourth quarter 2002, Coast Dental and Coast P.A. divested one Equity Model Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, Coast Dental, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A.

     Continued rollout of the Equity Model is dependent upon reaching agreements with selected dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Equity Model will have on our overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, our cash flows in currently profitable Dental Centers can initially decline.

     To date, we have experienced a favorable impact from the implementation of the Equity Model. Our gross profit percentage for the eleven (11) Equity Doctor Dental Centers as of December 31, 2002 is approximately twice the gross profit percentage of the Company as a whole. This reflects both increases in net revenues and the controlling of variable costs at the Dental Centers.

     See Item 8 — Note 5 to our financial statements for the amount of our assets sold, the proceeds received and the amount of the Equity Doctor Notes Receivable outstanding.

Recent Developments — Dental Center Closings

     Coast Dental and Coast P.A. continuously evaluate the performance of the Dental Centers and dental practices. During 2002 and 2001, decisions were made to close and or consolidate into other locations a total of sixteen (16) Dental Centers and in addition, in 2002, to relocate one Dental Center to a newer and larger facility to support the continued growth of that Dental Center. Locations selected for closure and or consolidation were under-performing and certain of which had lease expirations in the near future. The closings and consolidations and relocations by year were as follows: eight (8) closings and consolidations in 2002 (of which two (2) were in fourth quarter 2002), one (1) relocation in 2002; eight (8) closing and consolidations in 2001– all of which were in fourth quarter 2001.

     We believe that closing these Dental Centers will improve our overall financial performance while allowing management to focus its efforts on improving the performance of the remaining Dental Centers.

Recent Developments — Information Technology Platform

     We are in the early stages of an enhancement in our information technology platform. The new platform is expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to support the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities and hardware to a private frame relay. We have secured a $1.5 million master lease credit facility from a national lender to finance some of the related hardware and software for this initiative. The majority of the cost of this initiative will be amortized over the lease terms, generally three years, except for certain planning, process change and post-implementation review costs that will be expensed as incurred.

Recent Developments — Training and Development Program

     In June 2002, Coast Dental and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. During 2002, the cost incurred by us for this program was $533,000. Staff training and development costs are expected to be in excess of prior year levels over the first half of 2003 as the new training and development program is continued.

Services and Operations

     We are primarily responsible for the business and administrative functions of the Dental Centers, but do not provide dental care. We provide accounting, information technology, human resource, payroll, training, marketing and collection services for Coast P.A. and employ the Dental Center’s personnel, other than the Dentists and Hygienists. Coast P.A. maintains full control over the dental practices of Coast Dentists, employs Coast Dentists and hygienists and sets standards of care in order to promote the provision of quality dental care. Coast P.A. is also responsible for compliance with state and local regulations of the practice of dentistry and with license or certification requirements. Each Coast Dentist is responsible for acquiring and maintaining professional liability insurance.

     We have entered into Services and Support Agreements with Coast P.A. pursuant to which we provide comprehensive business services and support, to the extent allowable by law, for the Dental Centers. As Dental Centers are acquired or internally developed by Coast Dental and Coast P.A., the Dental Centers are generally expected to be governed by the existing Services and Support Agreements, subject to possible future modifications or amendments.

     As compensation for our management services under Services and Support Agreements, we earn a monthly services and support fee. Dental Center expenses paid by us from the services and support fee include all operating and non-operating expenses incurred at the Dental Center except for the salaries and benefits of Coast Dentists and hygienists. Our sole customers are Coast P.A., each of which are owned, controlled and managed by Adam Diasti, D.D.S., a major stockholder, director and executive officer of Coast Dental. See Item 7—Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 10—Directors and Executive Officers of the Registrant. Amendments to the Services and Support Agreements are approved by the Audit Committee of our Board of Directors, which consists of independent directors of Coast Dental. We are dependent on revenue from Coast P.A. and the loss of compensation received from them pursuant to the Services and Support Agreements would have a material adverse effect on us. See Notes 1, 4 and 10 to the Financial Statements for further information about the Services and Support Agreement and amendments made in fiscal years 2002 and 2000.

Governmental and State Regulations

     Our operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of our business and business corporations in general. We believe that we exercise care in an effort to structure our practices and arrangements with dental practices to comply with relevant federal and state law and believes that such arrangements and practices comply in all material respects with all applicable statutes and regulations. The health care industry and dental practices are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

     The laws of many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute or impinge upon the clinical practice of dentistry. Florida law specifically prohibits non-professional corporations from employing dentists and dental hygienists, exercising control over patient records and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. Under Georgia law, a corporation may employ dentists only if the entity is organized as a professional corporation or association whose stockholders or members are licensed dentists. Georgia dentists must maintain patient records that document the course of treatment and may not waive co-payment or bill a third party for more than the usual fee. We do not employ dentists or dental hygienists and do not exercise control over any prohibited areas. While Adam Diasti, D.D.S., the sole stockholder of Coast P.A., is also a major stockholder, director and executive officer of Coast Dental, he acts independently when making decisions in these areas on behalf of Coast P.A. and Coast Dental has no control over his decisions in these areas.

     Some states, including Florida, Georgia, Tennessee and Virginia, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services. Florida law specifically requires that dentists or their professional corporations maintain complete care, custody and control of all equipment and materials used in the practice of dentistry. The Services and Support Agreements between Coast Dental and Coast P.A. expressly provide that we shall not exercise control over any matters that would violate the requirements of the applicable state law.

     Many states also prohibit “fee-splitting” by dentists with any party except other dentists in the same professional corporation or practice entity. In most cases, these laws have been construed as applying to the practice of paying a portion of a fee to another person for referring a patient or otherwise generating business, and not to prohibit payment of reasonable compensation for facilities and services (other than the generation of referrals), even if the payment is based on a percentage of the practice’s revenues. The Florida fee-splitting law prohibits paying or receiving any commission, bonus, kickback or rebate, or engaging in any split-fee arrangement in any form with a dentist for patient referrals to dentists or other providers of health care goods and services. According to Florida Court of Appeals decision interpreting this law, it does not prohibit a management fee that is based on a percentage of gross income of a professional practice if the manager does not refer patients to the practice. Regulatory boards can come to different conclusions than those reached by a judicial body in analyzing laws. For example, the Florida Board of Medicine made a determination in applying the Florida fee-splitting law, that under certain circumstances, a management fee based upon a percentage of revenue will be found by them to be illegal. While the Florida Board of Medicine does not have jurisdiction over dentistry, there can be no assurance that the Florida Board of Dentistry will not adopt a similar result.

     Many states, including Florida, Georgia, Tennessee and Virginia, prohibit dentists from using advertising, which includes any name other than their own, or from advertising in any manner that is likely to lead a person to believe that a non-dentist is engaged in the practice of dentistry. The Services and Support Agreements provide that all advertising shall conform to these requirements. Florida law also requires all advertising to identify the Florida dentist who assumes total responsibility for the advertisement and may not include the name of a person who is not either actually involved in the practice of dentistry at the advertised location or an owner of the practice being advertised. Georgia law requires that advertising must contain the name of at least one dentist practicing at the location unless the Georgia Board of Dentistry has approved the use of a trade name. Virginia law does not allow the use of a trade name at all.

     These laws have civil and criminal penalties and have been subject to limited judicial and regulatory interpretation. They are enforced by regulatory agencies that are vested with broad discretion in interpreting their meaning. Federal or state authorities have not examined the Company’s agreements and activities under these laws and regulations. For these reasons, there can be no assurance that review of our business arrangements or the operation of the Dental Centers will not result in determinations that adversely affect our operations or that the long-term Services and Support Agreements or certain of its provisions will not be held invalid and unenforceable.

     In addition, these laws and their interpretation vary from state to state. The laws and regulations of certain states into which the Company may seek to expand in the future may require us to change the form of relationships entered into with dentists in a manner that restricts our operations in those states.

     Congress passed the Health Insurance Portability and Accountability Act, or HIPAA, in 1996. Among other things, HIPAA established several requirements regarding the privacy, security and electronic transmission of health information. The Department of Health and Human Services, or HHS, has issued several regulations. In general, these regulations apply to health care providers, health plans, and health care clearinghouses. Among these requirements, health care providers are required to enter into agreements with their business associates that concern the protection of health information. We are considered under HIPAA to be a business associate of Coast P.A., which is a health care provider.

     Pursuant to HIPAA, HHS issued final privacy regulations establishing comprehensive federal standards relating to the use and disclosure of protected health information. These regulations, among other things, establish limits on the use and release of protected health information, provide for patients’ rights to access, amend, and receive an accounting of the uses and disclosures of protected health information, and require certain safeguards to protect identifiable health information. The federal privacy regulations do not supersede state laws that are more stringent. Thus, we must reconcile both the federal privacy regulations and other state privacy laws that are more stringent than the federal laws. Coast P.A. must be in compliance with the federal privacy regulations by April 14, 2003. We are assisting Coast P.A. in working towards compliance with the federal privacy regulations by that date.

     Like the privacy regulations, the electronic transaction standards are also final. The electronic transaction regulations establish uniform standards relating to data reporting, formatting, and coding that covered entities must use in conducting certain electronic transactions. Upon the compliance date, health care providers and business associates must use these standards when electronically transmitting a covered transaction with health plans or other health care providers. The compliance date for these regulations was October 16, 2002, unless an extension was requested, which automatically extends the compliance date to October 16, 2003. We did file the necessary extension so our compliance date has been extended to October 16, 2003. We have arranged to contract with health care clearinghouses to enable electronic claim on behalf of Coast P.A. to comply with these regulations.

     The HIPAA security regulations were finalized on February 20, 2003. The purpose of the proposed security regulations is to establish a minimum standard for the protection of electronic health information that is stored or transmitted electronically. The regulations provide administrative procedures, physical safeguards, and technical mechanisms that may be implemented to satisfy the regulations. Health care providers are required to comply with the security regulations by April 21, 2005.

     We believe that health care regulations will continue to change, and as a result, we regularly monitors developments in health care law. We expect to modify our agreements and operations from time to time, if necessary, as the business and regulatory environment change. However, there can be no assurance that any such changes will not adversely affect our ability to operate as we currently do or to remain profitable in doing so.

Competition

     We are aware of several other companies that are actively engaged in the consolidation of existing dental practices and providing business services to dental practices, some of which may have longer operating histories than us. We assume that additional companies with similar objectives may enter our markets and compete with us. The primary basis of competition between dental practice management companies include, but are not limited to availability and cost of financing growth, extent of working capital, liquidity, the extent of the dental care network, management expertise and experience, sophistication of management information systems, the elements of its operating system, the relative motivation and productivity of affiliated dentists, the availability and profitability of managed care business and practice management, and opportunity for career enhancement agreements.

     The business of providing dental practice management services is highly competitive in each of the markets in which the Dental Centers operate. The primary basis of competition within the dental services industry are price of services, marketing exposure, convenience of location and traffic flow of location, hours of operation, reputation, managed care contracts, quality of care and appearance and usefulness of facilities and equipment. Coast Dentists compete with other dentists who maintain group practices or operate in multiple offices. Many of those dentists have more established practices in their markets.

Seasonality

     We have traditionally experienced our highest volume of patient visits during the first and last quarters of the year and our lowest volume of patient visits in the summer. Individual Dental Centers typically experience increased patient visits during the period from October through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months. Dental Centers located outside of Florida provided 24.5%, 22.8%, and 22.3% of total revenue to Coast P.A. for the years ended December 31, 2002, 2001 and 2000, respectively. We also expect that certain factors may mitigate this seasonality including growth in the markets served outside of Florida, Coast Smile Plus (discount fee plan) membership programs and patient financing programs.

     Seasonality in fee-for-service business is partially mitigated by capitation revenue from managed care contracts, which is earned on an equal pro-rata basis over the year. For the years ended December 31, 2002, 2001 and 2000, capitation revenue from managed care contracts represented 10.6%, 16.2% and 24.9%, respectively, of total revenue to Coast PA.

Service Marks

     We believe our service marks are important to us. We have registered the trademarks “COAST DENTAL”, “COAST DENTAL and design/logo”, “COAST DENTAL OUR SMILES ARE EVERYWHERE “, “OUR SMILES ARE EVERYWHERE”, “OWN A PRACTICE THAT DOESN’T OWN YOU”, “WE’LL GIVE YOU EVERY REASON TO SMILE” and the Coast Dental logo with the United States Patent and Trademarks Office.

Employees

     As of December 31, 2002, we had approximately 630 full-time and part-time employees, of whom 52 were employed at our headquarters and 578 were employed at the Dental Centers or in regional management. None of our employees are represented by a collective bargaining agreement. The number of people employed by us has increased from the levels maintained in 2001 and 2000. The increase in 2002 was in the Dental Center personnel necessary to accommodate the increased level of business volume per day and the increased number of doctor days and hygienist days at Coast P.A.

Item 2. Properties

     We presently lease an average of 2,100 square feet of office space for each of the Dental Centers. The typical lease for office space is for a term of approximately five years and generally provides for renewal options for additional years. We estimate that the renewal options will be exercised and the average lease term will be ten years. The average rental payments for a leased Dental Center are approximately $3,100 per month. We plan to continue to lease rather than purchase space for the Dental Centers to preserve our available capital.

     We lease 10,000 square feet of office space in Tampa, Florida for our corporate headquarters. This lease is for a term of three years and expires January 31, 2006.

     We anticipate that we can successfully renew or obtain suitable new leases for our Dental Centers, but there can be no assurance that this will be the case. We believe that our leased properties are adequate for the purposes for which they are used and are suitably maintained for such purposes. We will enter into new leases when we open new Dental Centers.

Current Locations	Number of Locations

West Florida	24
Central Florida	23
East Florida	24
Georgia	23
Tennessee	5
Virginia	10

Total	109

Item 3. Legal Proceedings

     We are a party to a number of legal and administrative proceedings or other claims arising in the ordinary course of business, including matters related to the dental services provided to patients by Coast P.A. To date, these proceedings have not had a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that in future periods these proceedings will not have a material adverse effect on our business, financial condition, results of operations or cash flows.

     We previously disclosed in our most recent Form 10-K and Form 10-Q that we are a party to employee related matters two of which are collective action complaints. Settlements have been reached for three such matters with a maximum cost to us totaling $842,000 (including plaintiff’s legal fees and expenses). Through December 31, 2002, payments on these three matters totaling $200,000 have been made and we expect to make the remaining payments in the next two quarters.

     We are a business services company that provides comprehensive business services and support to general dentistry practices and we do not provide or perform dental services. The dental services are provided to patients solely by licensed dentists and dental hygienists employed by Coast P.A. We are named as a party in several professional liability matters brought by patients against Coast P.A. However, we do not expect to have any liability exposure because we do not provide or perform dental services. Furthermore, we have never been found liable in a professional liability lawsuit for dental services provided by a dental professional. However, there can be no assurance that in the future a court of law will not find us liable in a professional liability lawsuit.

     While the outcome of the pending legal and administrative proceedings and other claims cannot be predicted with certainty, management does not expect the pending matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company. We have accrued amounts we believe are appropriate at the present time with respect to the pending and settled legal and administrative proceedings and other claims based upon discussions with legal counsel and the nature and present status of such proceedings. The Company intends to vigorously defend our positions in each of the pending matters.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders was held on August 2, 2002. Each share of Common Stock entitled its holder to one (1) vote on the matters considered by shareholders at the annual meeting. Shareholders present in person, or by proxy, 2,048,430 shares of common stock voted on the matters described below:

(1)	The shareholders elected Geoffrey Faux to the Board of Directors to hold office until such time as his term expires in 2005 and his successor is elected and qualified or until his earlier resignation, removal from office or death. Mr. Faux received 1,997,589 votes in favor of his re-election and 49,660 shares abstained from voting.

(2)	The terms of the remaining directors continued following the annual meeting:

Name:	Term Expires:

Terek Diasti	2003
Adam Diasti	2004
Donald R. Millard	2003
Darrell C. Smith	2004

(3)	The shareholders approved a proposal to reincorporate Coast Dental from the State of Delaware to the State of Florida. The proposal received 1,389,470 votes in favor of approval, 35,326 votes against and 3,003 shares abstained from voting.

(4)	The shareholders approved the proposal to ratify the appointment of Deloitte & Touche LLP as Coast Dental’s independent auditors for the fiscal year 2002. Deloitte & Touche LLP received 2,045,368 votes in favor of their appointment, 2,063 votes against and 999 votes abstained.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

     The common stock of Coast Dental Services, Inc. is quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”). The common stock of has been trading publicly under the symbol CDEN on the NASDAQ since our initial public offering on February 11, 1997. Effective July 17, 2001, we completed a one-for-three reverse split of our common stock and began trading on the NASDAQ Small Cap Market. The following table sets forth the high and low closing sale price of our common stock as reported by NASDAQ for the periods indicated (note that a one-for-three reverse stock split of our common stock was effective July 17, 2001 and all information prior to this date has been adjusted to give effect to this reverse stock split):

Year	High	Low

2001
First Quarter	$4.50	$2.82
Second Quarter	$2.82	$1.86
Third Quarter	$3.50	$2.55
Fourth Quarter	$3.10	$2.12
2002
First Quarter	$3.15	$2.17
Second Quarter	$6.00	$3.10
Third Quarter	$4.35	$2.60
Fourth Quarter	$3.53	$2.63

     The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

     The closing bid price per share of our common stock as of February 28, 2003 was $4.50 and there were approximately 60 stockholders of record as of that date. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

     Except for an S Corporation distribution during 1996, we have never paid cash dividends on our common stock. We presently intend to retain all future earnings for the operation and expansion of our business and, accordingly, we do not anticipate that any dividends will be declared or paid on the common stock for the foreseeable future. In addition, our credit facility restricts our ability to declare or pay cash dividends on our common stock. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

Other Information

Reincorporation

     On August 30, 2002, we changed our state of incorporation from Delaware to Florida pursuant to a reincorporation proposal approved by our shareholders at the annual meeting held on August 2, 2002.

Disclosure Regarding Composition of the Audit Committee

     In November 2002, the Board of Directors was expanded from five members to seven members and two independent directors joined the Board – Peter M. Sontag and Richard T. Welch. The composition of the Audit Committee was changed at that time with the members now being Donald R. Millard, Peter M. Sontag and Richard T. Welch with Directors Darrell C. Smith and Geoffrey L. Faux stepping down from the Audit Committee.

Item 6. Selected Financial Data

     The following selected financial data with respect to our statement of operations and comprehensive income (loss) for the years ended December 31, 2002, 2001, 2000, 1999 and 1998 and the balance sheet data as of December 31, 2002, 2001, 2000, 1999 and 1998 are derived from the Financial Statements of which have been audited by Deloitte & Touche LLP, independent auditors. The following data should be read in conjunction with the Financial Statements and the related Notes to Financial Statements thereto included in Item 8 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,

	2002	2001	2000	1999	1998

	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA FOR THE YEAR:
Net revenue	$55,964	$43,561	$45,826	$44,598	$34,540
Income (loss) before cumulative effect of a change in accounting principle	(3,944)	(9,367)	(1,264)	656	4,171
Cumulative effect of a change in accounting principle(1)	—	—	—	—	634
Net income (loss)	(3,944)	(9,367)	(1,264)	656	3,537
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(1.89)	$(4.48)	$(0.60)	$0.29	$1.64
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$(0.25)
Net income (loss)	$(1.89)	$(4.48)	$(0.60)	$0.29	$1.39
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of a change in accounting principle	$(1.89)	$(4.48)	$(0.60)	$0.29	$1.62
Cumulative effect of a change in accounting principle	$—	$—	$—	$—	$(0.25)
Net income (loss)	$(1.89)	$(4.48)	$(0.60)	$0.29	$1.37
Weighted average shares outstanding:
Basic	2,091	2,091	2,098	2,302	2,538
Diluted	2,091	2,091	2,098	2,302	2,537
BALANCE SHEET DATA AT YEAR END:
Total assets	$50,526	$54,136	$64,204	$64,657	$71,502
Long-term debt including current maturities	$196	$350	$2,214	$1,853	$2,920

(1)	We adopted SOP 98-5 which requires expensing of development and start-up costs as incurred and wrote off the capitalized development costs as of December 31, 1998. Development costs are expensed as incurred in all subsequent periods.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Overview

     We opened our first Dental Center in May 1992. As of December 31, 2002, we provide comprehensive business services and support to 109 Dental Centers consisting of 63 internally developed and 46 acquired Dental Centers, net of consolidations and closings. We derive our revenue through fees earned from Coast P.A. for providing comprehensive business services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of December 31, 2002, 133 Coast Dentists and 114 Hygienists were employed by Coast P.A., serving approximately 517,000 patients and there were approximately 614,000 unique provider visits during 2002. Coast P.A. and Coast Dental plans to grow by utilizing existing excess capacity. Once the excess capacity is optimized, Coast P.A. and Coast Dental expect to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Relationship with Coast P.A. The entities comprising Coast P.A. are all owned by a related party — Adam Diasti, D.D.S., (who is a Director, President and a majority stockholder of Coast Dental). We have 40-year evergreen dental services agreements (Service and Support Agreements) with each entity comprising Coast P.A. whereby we receive fees for services and support provided to dental practices operated by Coast P.A.

     Coast P.A. employs dentists and dental hygienists and provides all of the dental services to patients. As employer of dentists and dental hygienists, Coast P.A. incurs the cost of dentist and hygienist compensation, benefits, and certain other expenses. Pursuant to the Services and Support Agreements, we earn a service and support fee from Coast P.A. to provide comprehensive business services and support to each Dental Center. In providing these comprehensive business services and support to the Dental Centers, we incur all of the remaining operating expenses incurred by the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising and Dental Center administrative costs. We do not employ dentists and hygienists and, accordingly, “Dental Center - Salaries and benefits” presented on the Statement of Operations does not include the salaries and benefits of dentists and hygienists. In addition, we acquire the property and equipment, leases the facilities and improves the facilities in order to operate the Dental Centers.

     Dependence on Coast P.A. We receive fees for services and support provided to Coast P.A. under the Services and Support Agreements, but do not employ dentists or hygienists or control the dental practices of Coast P.A. Our net revenue is dependent on gross patient revenue generated by Coast P.A. and, therefore, effective and continued performance of Coast P.A. and its dentists and hygienists during the term of the Services and Support Agreements is essential to our long term success.

     Services and Support Agreement with Coast P.A. We have 40-year evergreen dental services agreements (Services and Support Agreements) with each entity comprising Coast P.A. whereby we receive fees for services and support provided to Coast P.A. Net revenue represents the aggregate fees charged to Coast P.A. under the agreements during the year. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. The service and support fee arrangements have been agreed to between the principal and sole owner of Coast P.A., Adam Diasti, D.D.S., (who is a Director, President and a majority stockholder of Coast Dental), and the Chairman of the Board and Chief Executive Officer of Coast Dental, Terek Diasti. The services and support fee agreements and any amendments thereto are approved by the Audit Committee, which is comprised of independent directors. The factors considered in setting those fees, which reflect the fair market value of our services and support, included our evaluation of the services it provides, the costs incurred by us in connection with providing the services and our negotiated return, balanced against Coast P.A.’s requirement for a retained amount which ensures its financial viability, contemplation of a long-term relationship with us and the future business opportunity related thereto.

     Only the service fees earned by us for services and support to Coast P.A. and our actual expenses are reflected in our financial statements. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in the financial statements.

     Historically, the service and support fee was based on a percent of the gross patient revenues of Coast P.A. (net of refunds, discounts, and adjustments and inclusive of capitation revenues). Effective February 1, 1999, the service and support fee became 73% of Dental Center gross revenue and effective January 1, 2000, the service and support fee became 67% of Dental Center gross revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001, and through May 31, 2002.

     Effective June 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned and to provide for Coast P.A. to grant us a secured interest in Coast P.A.’s trade accounts receivable for payment of services and support fees. These changes were precipitated by the favorable impact on financial performance of Dental Centers converted to the recently implemented Equity Model, which model Coast Dental and Coast P.A. believe provides the Equity Doctor and Coast P.A. an incentive for improving overall financial performance of each Dental Center. This amendment incorporates the financial performance of each Dental Center in the determination of the services and support fee earned by us. The Audit Committee of the Board of Directors approved the amendment to the Services and Support Agreement.

     Effective June 1, 2002, the Services and Support fee earned by us for each Dental Center is based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, we earn a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the service and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. The Audit Committee of the Board of Directors approved this amendment to the Services and Support Agreement.

     Expansion through Acquisitions — Acquisitions made with Coast P.A. Coast Dental and Coast P.A. in prior years have jointly entered into asset purchase agreements with existing dental practices. Coast P.A. acquired the patient lists and any other professional assets and we acquired certain tangible assets, principally the dental equipment, and assumed certain liabilities such as the lease agreement for the facility. The fair value of the patient lists was determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and non-identifiable intangible assets. The identifiable intangible assets allocation was to non-compete agreements, which are partially allocated to us and partially allocated to Coast P.A.

     The purchase price allocation to Coast P.A. was limited to the value of the patient files and an amount representing the estimated value of Coast P.A.’s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Center. After a determination of the fair value of the tangible assets and identifiable intangible assets acquired, the remaining purchase price representing non-identifiable intangible assets was allocated to Coast Dental and Coast P.A. (as the value of the Dental Service Agreements (i.e. the Services and Support Agreements) attributable to the Dental Center).

Recent Developments – Overview

     During 2002 and 2001, Coast Dental and Coast P.A. embarked upon several new initiatives, some of which are described in more detail later in this section, to help return us to profitability and to better position us if this turnaround is achieved. As described in previous filings, there is excess capacity in existing Dental Centers, which Coast P.A. believes it can best utilize by increasing the number of dental professionals in these Dental Centers. During the years 2002 and 2001, Coast P.A. has made progress toward increasing the number of dental professionals, increasing the number of days each week that Dental Centers serve patients and increasing the number of hours each day that Dental Centers are open. Each of these accomplishments improves our ability to increase net revenue, leverage the fixed costs associated with each Dental Center and improve profitability. We have assisted Coast P.A. in focusing its advertising approach to attract higher margin fee-for-service and private insurance business to replace the lower margin managed care business it elected to reduce in scope in late 2000 and grow net revenue. In addition to shifting the advertising and marketing approach, we have worked with Coast P.A. on the development and implementation of its own, branded discount plan, Coast Smile Plus. The purpose of this plan is to attract patients that do not have dental insurance and develop a loyalty by offering a discount from full fee-for-

service pricing which is comparable to private insurance pricing. As described later in this section, Coast Dental and Coast P.A. have arranged for a national financial institution to provide financing to patients of the Coast P.A. who meet the credit issuer’s criteria for lending. As also described later in this section, Coast Dental and Coast P.A. have made progress in the rollout of the Dentist Equity Model.

Recent Developments — Self-Tender Offer

     On March 4, 2003, we initiated a self-tender offer (the “Offer”) to purchase all of the outstanding shares of common stock for $4.50 per share. Following completion of the Offer, due to the very small shareholder base and the infrequent trading activity of our common stock, we intend to delist our common stock from trading on the Nasdaq SmallCap Market and to terminate the registration of our common stock under the Securities Exchange Act of 1934, as amended. If this occurs, we will become a private company and there will be no public market for our common stock. The purpose of the Offer is to provide shareholders with liquidity for the common stock prior to delisting and deregistration for a price that a Special Committee consisting of independent members of the Board of Directors has determined to be fair to Coast Dental’s shareholders other than the Continuing Shareholders (as defined below). Although the Offer is being made to all holders of Coast Dental common stock, Terek Diasti, Chairman of the Board of Directors and Chief Executive Officer of Coast Dental, Adam Diasti, a Director and President of the Company, and the Diasti Family Limited Partnership, (collectively referred to as the “Continuing Shareholders”) who beneficially own approximately 52% of our common stock currently issued and outstanding (including all Company common stock issuable pursuant to currently exercisable stock options) have advised us that they do not intend to tender any of their shares of Coast Dental common stock pursuant to the Offer.

     We plan to finance the Offer through borrowings from the term loan portion of the $4,000,000 Revolving Credit, Term Loan and Security Agreement with Capital Source Finance LLC (“CapitalSource”) which includes a $2,000,000 revolver and a $2,000,000 term loan (the “Term Loan”) and from Coast Dental’s largest shareholder, the Diasti Family Limited Partnership, under an agreement to loan up to $3,400,000 (the “Credit Agreement”). Coast Dental will be the borrower under the Term Loan and the Credit Agreement. We plan to repay the Term Loan and the Credit Agreement when due through internally generated funds.

     The Term Loan provides that CapitalSource will loan us up to $2,000,000 to finance the Offer at an interest rate equal to the prime rate plus 4.75%. The principal of the Term Loan is payable in monthly installments in months seven through twenty-four from the date the funds are borrowed. The Term Loan is secured by a first priority lien on all of our assets and will be guaranteed by the Diasti Family Limited Partnership. We will be required to prepay all or a portion of the Term Loan under certain circumstances. We will be required to meet certain monthly financial covenants for minimum EBITDA as defined, minimum fixed charge coverage ratio, minimum net leverage, minimum cash collections and minimum liquidity in order to initially borrow and maintain borrowings under the Term Loan. There can be no assurance that we can continue to meet these monthly financial covenants. We are also subject to certain affirmative and negative covenants. Upon borrowing on the Term Loan, we are required to issue warrants to CapitalSource which are immediately exercisable into 1.00% of the Company’s issued and outstanding common stock at a strike price equal to $.01 per Share. We have the option to redeem the warrant upon the conclusion of a successful tender offer.

     The Credit Agreement provides that the Diasti Family Limited Partnership will loan us up to $3,600,000 to finance the Offer at an interest rate of 5.00%. The loan will be due five years from the date the funds are borrowed. The loan is subordinated to the Term Loan and, subject to the prior approval of CapitalSource, will be secured by a second priority lien on all of our assets.

     We do not have any alternative financing arrangements or alternative financing plans in the event it is unable to borrow, for any reason, under the Term Loan or the Credit Agreement.

     As a condition of drawing on the $2 million CapitalSource term loan to finance the Offer, the Diasti Family Limited Partnership and Coast P.A. will guarantee certain of our indebtedness under the $4 million credit facility with CapitalSource.

     We have and will continue to incur substantial costs in connection with the self-tender offer.

Recent Developments — Capacity Utilization

     In an effort to utilize its excess capacity, increase gross revenues and improve profitability, commencing in July 2001, Coast P.A. hired 39 (net) dentists in the second half of 2001, increasing the number of dentists from 107 at June 30, 2001, to 146 at December 31, 2001, representing an increase of 36%. Commencing in July 2001 Coast P.A., hired 15 (net)

hygienists in the second half of 2001, increasing the number of hygienists from 100 at June 30, 2001 to 115 at December 31, 2001, representing an increase of 15%.

     As of December 31, 2002, Coast P.A. employed 133 dentists or a (net) decrease of 11 dentists over December 31, 2001 reflecting the closing and consolidation of eight (8) Dental Centers and sale of one (1) Dental Center in 2002. As of December 31, 2002, Coast P.A. employed 114 hygienists or a decrease of one (1) hygienist over December 31, 2001.

     Despite the decrease in the number of dentists employed as of December 2002 by Coast P.A., total doctor days for Coast P.A. increased in fiscal year 2002 by 18% from 24,100 to 25,500, reflecting an increase in the number of days the Dental Centers were opened and staffed with dentists. Total hygienist days for Coast P.A. increased in fiscal year 2002 by 20% from 17,300 to 20,800, reflecting an increase in the number of days the Dental Centers were opened and staffed with hygienists.

Recent Developments — Payor Mix

     In the period from December 2000 to December 2002, the payor mix of Coast P.A. has been shifted from 57% managed care to 31% managed care. For the year ended December 31, 2002, 69% of Coast P.A.’s patient revenues were derived from higher margin fee-for-service and private insurance business, up significantly from 43% for the year ended December 2000.

Recent Developments — Patient Financing Program

     In late January 2002, a private label, revolving credit program sponsored by a national financial institution became available to patients of Coast P.A. who meet certain minimum credit standards. We believe that this program will increase incremental revenues because it provides an additional payment option to patients of Coast P.A. who otherwise might avoid or delay dental treatment plans, or accept a lower cost or less effective treatment due to the inability to pay for the preferred treatment at the time the service is rendered. In addition, we believe this program will assist Coast P.A. in reducing its exposure to uncollectible patient accounts receivable and help to improve overall cash flow. There are a few financing options available to patients at all times, with promotional-type financing options available during certain times of the year. This program includes a pre-approved credit program that will reduce patient wait time in the office while credit lines are approved. Our first year results with this program have been positive with patient’s financing approximately $8,600,000 of dental services with Coast P.A. The average patient transaction utilizing the financing program has been approximately 3.75 times higher than the overall average patient transaction.

Recent Developments — Coast Smile Plus Membership and Discount Plan

     The Coast P.A. implemented a membership and discount plan called Coast Smile Plus in 2001. Patients joining the membership plan can access a reduced fee schedule. The pricing of the fee schedule offered to members is discounted from fee-for-service pricing but is competitive with the pricing collected from private insurance payors and higher than pricing from managed care payors. The goal of this membership program is to build loyalty and generate repeat business for the Dental Centers. Also effective February 2002, membership fees and all dental services purchased by Coast Smile Plus members can be charged on the Coast Dental patient financing program. In 2001, this membership and discount program was piloted and memberships were sold passively through point-of-sale marketing in the Dental Centers. Without any external marketing programs, approximately 4,800 memberships were generated in 2001. Coast P.A. generated $3.3 million in gross revenue from Coast Smile Plus members or 5% of its 2001 gross revenue. In 2002, Coast Dental and Coast P.A. piloted and then withdrew an initiative to market the Coast Smile Plus membership and discount plan to large organizations, large employers and traditional distribution channels for supplemental insurance and discount medical programs. After this pilot, we continue to sell through passive point-of-sale marketing in the Dental Centers. Approximately 8,300 memberships were generated in 2002 and Coast P.A. generated $7.4 million in patient revenue from Coast Smile Plus members or approximately 9% of its 2002 patient revenues. Coast P.A is optimistic that this membership and discount plan will continue to improve the payor mix.

Recent Developments — Managed Care

     During the latter part of 2000, Coast P.A. began notifying managed care companies that it would continue to provide service to existing members but would not accept new members to the managed care roster (known as “panels”) in any of its Dental Centers until re-negotiations had occurred. A thorough review of utilization data revealed that the majority of patient visits consisted of managed care patients, yet the fees earned in connection with this business were below that of discounted fee-for-service patients. This resulted in in-depth discussions with each of the managed care companies. In some cases, agreements were reached whereby the panels were reopened. In other situations, agreements could not be reached and the panels remained closed as discussions continued or the contracts were terminated.

     Since December 31, 2000, agreements have been terminated with 11 managed care companies. Two of these companies were more significant to Coast P.A.’s operation while the remainder were smaller and less significant. The gross revenue lost to Coast P.A. as a result of these terminations was approximately $13.9 million, which represents approximately $9.3 million in net revenue to the Company. Coast P.A. continues to believe that this lower margin business can be replaced over time with higher margin fee-for-service and indemnity business, provided the proper focus is placed on marketing and patient financing programs to attract these types of patients and provide the source of payment they desire. Coast P.A. believes that revenue lost from these managed care contracts can be replaced over time with a smaller number of patients, but recognizes that this replacement will take time, is not assured and has and will continue to represent a risk to revenue, profitability and cash flow of Coast P.A and consequently, Coast Dental. In 2001 and 2002, Coast P.A. was able to replace some of this lost business. In 2001, Coast P.A. fee-for-service and insurance patient revenues increased approximately $10.5 million (an approximate 23% increase in non-managed care production). In 2002, Coast P.A. fee-for-service and insurance patient revenues increased $19.6 million or 50%. In 2002, Coast P.A. fee-for-service and insurance patient revenues were in excess of $58.5 million and represented 69% of Coast P.A.’s total patient revenues.

Recent Developments — Dentist Equity Model Update

     Due to issues apparent in the dental practice management sector relative to maximizing dentists’ long-term productivity and commitment to the success of such relationship, Coast PA, with our assistance, developed a dentist equity model (the “Equity Model”) whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. This opportunity was previously unavailable to a Coast Dentist. The purpose of this change in operating model is to provide affiliated dentists the opportunity to satisfy certain long-term career goals and thereby address the retention and motivational concern that Coast P.A., and the dental practice management industry in general, is facing.

     During the third quarter of 2001, Coast P.A., with our assistance, began the rollout of the newly developed Dentist Equity Model. These transactions are structured as a sale of intangible and/or tangible assets of each Dental Center. Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. The dentist acquires an ownership interest in certain of the assets of the Dental Center and finances all or a portion of the purchase price with a secured note payable. The general terms of the notes are seven years at 10.0% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Center can be improved and the cost structure can be optimized. The Equity Doctor Dental Centers continue to operate under the existing Services and Support Agreement with Coast Dental.

     Coast Dental and Coast P.A. consummated the sale of interests in Dental Centers under the Equity Model as follows: ten (10) in 2001 and six (6) in 2002. In fourth quarter 2002, Coast Dental and Coast P.A. divested one Equity Model Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, Coast Dental, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A.

     Continued rollout of the Equity Model is dependent upon reaching agreements with selected dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate effect the Equity Model, will have on our overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, our cash flows in currently profitable Dental Centers can initially decline.

     To date, we have experienced a favorable impact from the implementation of the Equity Model. Our gross profit percentage for the eleven (11) Equity Doctor Dental Centers as of December 31, 2002 is approximately twice the gross profit percentage of the Company as a whole. This reflects both increases in net revenues and the controlling of variable costs at the Dental Centers.

     See Item 8 — Note 5 to our financial statements for the amount of our assets sold, the proceeds received and the amount of the Equity Doctor Notes Receivable outstanding.

Recent Developments — Dental Center Closings

     Coast Dental and Coast P.A. continuously evaluate the performance of the Dental Centers and dental practices. During 2002 and 2001, decisions were made to close and or consolidate into other locations a total of sixteen (16) Dental Centers and in addition, in 2002, to relocate one Dental Center to a newer and larger facility to support the continued growth of that Dental Center. Locations selected for closure and or consolidation were under-performing and certain of which had lease expirations in the near future. The closings and consolidations and relocations by year were as follows: eight (8) closings and consolidations in 2002 (of which two (2) were in fourth quarter 2002), one (1) relocation in 2002; eight (8) closing and consolidations in 2001– all of which were in fourth quarter 2001.

     We believe that closing these Dental Centers will improve our overall financial performance while allowing management to focus its efforts on improving the performance of the remaining Dental Centers.

Recent Developments — Information Technology Platform

     We are in the early stages of an enhancement in our information technology platform. The new platform is expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to support the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities and hardware to a private frame relay. We have secured a $1.5 million master lease credit facility from a national lender to finance some of the related hardware and software for this initiative. The majority of the cost of this initiative will be amortized over the lease terms, generally three years, except for certain planning, process change and post-implementation review costs that will be expensed as incurred.

Recent Developments — Training and Development Program

     In June 2002, Coast Dental and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. During 2002, the cost incurred by us for this program was $533,000. Staff training and development costs are expected to be in excess of prior year levels over the first half of 2003 as the new training and development program is continued.

Growth Information

     We took a very significant step beginning in 1998, shifting from an acquisition model to a development model. Management began to emphasize the opening of internally developed (de-novo) Dental Centers and placed less emphasis on acquiring Dental Centers. While the growth of the patient base of the de-novo Dental Centers has been slower than anticipated, which has negatively impacted its financial performance management is committed to this strategy and continues to believe it is the best long-range strategy. Our current strategy is to increase capacity utilization at our existing Dental Centers. After we achieve higher utilization, we may resume expansion using the development model in order to achieve long term growth in a more cost effective and productive manner.

     We opened 17 internally developed Dental Centers in 1999 in Florida, Georgia and Tennessee. We did not open any internally developed Dental Centers in 2000. During 2001, we opened two (2) internally developed Dental Centers, one each in the Atlanta, GA and the Nashville, TN markets. The average cost, to us, of an internally developed Dental Center has been approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. No internally developed Dental Centers were opened in 2002. We do not anticipate opening any new internally developed Dental Centers during 2003.

     During 1999, Coast Dental and Coast P.A. acquired 11 Dental Centers located in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $0.9 million in promissory notes and certain assumed liabilities. Coast Dental and Coast P.A. did not acquire any Dental Centers during 2000, 2001 and 2002.

     During 1999, we consolidated one previously acquired Dental Center into an existing Dental Center. During 2000, we consolidated twelve (12) Dental Centers into six (6) Dental Centers to take advantage of changing market demographics. In the fourth quarter of 2001, we closed eight (8) previously acquired Dental Centers. In 2002 we closed eight (8) Dental Centers, of which two (2) were in fourth quarter 2002, and sold one (1) Dental Center. We believe that closing underperforming Dental Centers will improve our overall financial performance while allowing management to focus its efforts on improving the performance at the remaining Dental Centers.

     Coast P.A. derives the majority of its gross revenue from a combination of sources, including fees and insurance co-payments paid directly by patients, private insurance reimbursements and capitation fees resulting from managed care arrangements.

     The following table outlines the historical payor mix for Coast P.A.’s gross revenue for the periods presented, which is not necessarily indicative of the expected payor mix in the future. Coast P.A.’s higher margin business is the Self-Pay and Private Insurer categories. We earn our net revenues by providing service and support to Coast P.A.

	Years Ended December 31,

Payor Mix	2002	2001	2000

Self-pay (Fee-for-service)	32%	32%	25%
Private insurer (Indemnity and PPO insurance)	37	27	18
Managed Care (Dental HMO’s)	31	41	57
Medicaid	—	—	—

Total	100%	100%	100%

B. Results of Operations

     The following table sets forth, as a percentage our net revenue (consisting of service and support fees earned pursuant to the Services and Support Agreements), certain items from our statement of operations for the years indicated. The performance of the Company during these years is not indicative of future financial performance results or condition (See Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments).

	Years Ended December 31,

	2002	2001	2000

Net revenue	100.0%	100.0%	100.0%

Dental Center expenses:
Salaries and benefits	35.2	40.8	42.0
Dental supplies and lab fees	18.4	18.6	18.4
Occupancy	13.8	16.5	15.8
Advertising	7.4	4.9	4.0
Dental Center depreciation	5.6	7.6	6.8
Administrative	5.7	3.9	3.4

Total Dental Center expenses	86.1	92.3	90.4

Gross profit	13.9	7.7	9.6
General and administrative expenses	13.1	18.4	11.9
Amortization and corporate deprecation expense	2.4	3.0	2.8
Dental Center closings	4.8	6.3	2.8
Asset impairment charges	2.9	2.2	—

Operating loss	(9.1)	(22.2)	(5.1)
Interest income, net	0.2	0.3	0.7

Loss before income tax benefit	(8.9)	(21.9)	(4.4)
Income tax benefit	1.8	0.4	1.8

Net loss	(7.1)%	(21.5)%	(2.6)%

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net revenue. Net revenue increased 28.5% from $43.6 million for 2001 to $56.0 million for 2002. On a per Dental Center basis, net revenue increased 39% as there were fewer Dental Centers operated in 2002 compared to 2001 from the Dental Center closings late in 2001 and throughout 2002. The increase in net revenue is attributable to a number of factors including an 18% increase in doctor days and a 20% increase in hygiene days of the providers affiliated with Coast P.A.; an increase in the productivity of the Coast P.A. Dentists and Hygienists; the implementation of the patient financing program by Coast P.A. in 2002; the continued migration by Coast P.A. from lower-margin managed care business to fee-for-service and private insurance; and growth in the Coast P.A. Smile Plus discount and membership plan.

     As of December 31, 2002 Coast P.A. employed 133 dentists or a (net) decrease of 11 dentists over December 31, 2001 reflecting the closing and consolidation of eight (8) Dental Centers and sale of one (1) Dental Center in 2002. As of December 31, 2002, Coast P.A. employed 114 hygienists or a decrease of one (1) hygienist over December 31, 2001.

     Despite the decrease in the number of dentists employed as of December 2002 by Coast P.A., total doctor days for Coast P.A. increased in fiscal year 2002 by 18% from 24,100 to 25,500, reflecting an increase in the number of days the Dental Centers were opened and staffed with providers. Total hygienist days for Coast P.A. increased in fiscal year 2002 by 20% from 17,300 to 20,800, reflecting an increase in the number of days the Dental Centers were opened and staffed with providers.

     The productivity of Coast P.A. Dentists and Hygienists, measured in average patient revenues per day, increased 20% and 13%, respectively in 2002, and was assisted by the initiatives described below. During the year ended December 31, 2002, Coast P.A. patients using the patient financing program implemented in 2002 financed approximately $8.6 million of gross revenue. The average transaction value per patient who used the patient financing program was approximately 3.75 times higher than the overall average patient transaction value. The migration from lower-margin managed care business continues as the percentage of gross revenue derived from managed care business has declined from 57% of Coast P.A.’s gross revenue for the year ended December 31, 2000 to 31% for the year ended December 31, 2002. In addition, the Company and Coast P.A. implemented the Coast Smile Plus discount and membership plan in 2001, which contributed approximately 9% of Coast P.A.’s gross revenues in the year ended December 31, 2002.

     Net revenues were 65% and 67% of Coast P.A gross revenues in fourth quarter 2002 and 2001, respectively, or a decrease of 2% (or $464,000) due to the October 1, 2002 amendment to the service and support fee agreements.

     Salaries and benefits. Salaries and benefits increased 11.0% from $17.8 million for 2001 to $19.7 million for 2002. This increase in salaries and benefits is due to increased staffing levels resulting from the need to staff the Dental Centers at a level consistent with the increasing business volumes, as well as annual salary and wage increases. However, salaries and benefits declined from 40.8% of net revenues to 35.2% of net revenue, or a 5.6% decrease, due to the higher capacity utilization at the Dental Centers in 2002 enabling better leveraging of the administrative staff.

     Dental supplies and lab fees. Dental supplies and lab fees increased 26.9% from $8.1 million for 2001 to $10.3 million for 2002. The increase of 26.9% is consistent with and directly related to the increase in business volume and the increase in net revenues of 28.5% as cited above. Dental supplies and lab fees as a percent of net revenues decreased slightly from 18.6% of net revenues in 2001 to 18.4% of net revenues in 2002 due to the continued use of preferred labs over alternative sources and from the successful implementation by Coast P.A. of new patient merchandise product lines.

     Occupancy. Occupancy cost increased 6.9% from $7.2 million for 2001 to $7.7 million for 2002. The increase in occupancy costs is primarily due to an increase in information technology (IT) costs, partially offset by decreased facilities cost from operating fewer Dental Centers. Dental Center IT costs have increased $0.6 million from three IT initiatives undertaken in 2002: 1) Improved reliability, availability and service levels of its network between the Dental Centers and the Corporate office by installing a private frame relay network which will enable us to implement new technology platforms; 2) Internet-enabling the Dental Centers to allow faster information exchange with insurance companies and to improve communications and gain efficiencies between the Dental Centers and the Corporate office; and 3) Installation of additional network servers and routers at the Dental Centers to support these initiatives, which are being leased, resulting in an increase in IT lease expense. Repair and maintenance costs increased $0.2 million in 2002. However this increase was more than offset by a decrease of $0.7 million in base rent, utilities, and property taxes during the year as a result of the eight (8) Dental Centers closed in the fourth quarter of 2001, and the eight (8) Dental Centers closed in 2002. Management anticipates that occupancy costs will remain relatively stable on a per office basis for the foreseeable future. Occupancy costs declined from 16.5% of net revenues to 13.8% of net revenue, or a 2.7% decrease, due to the higher capacity utilization at the Dental Centers in 2002 enabling better leveraging of the fixed cost components of Occupancy costs.

     Advertising. Advertising expenses increased 100% from $2.1 million in 2001 to $4.2 million in 2002. This increase represents the cost associated with the increased focus on attracting fee-for-service and insurance patients and implementing the patient-financing program. In addition, a significant portion of the increased advertising cost is attributable to increased marketing efforts for the Coast Smile Plus discount and membership program.

     In connection with its ten-year anniversary in May 2002, Coast Dental and Coast P.A. launched a television and radio advertisement program in second quarter 2002. Advertising costs for the production and airing of these advertisements totaled $455,000 in second quarter 2002. Television and radio advertising costs were $179,000 in third quarter 2002.

     The direct marketing program costs for the Coast Smile Plus discount and membership program was $404,000 in third quarter 2002. The cost of the second pre-approved patient financing credit card offers mailed in late third quarter 2002 was $434,000.

     Advertising programs were reduced in fourth quarter 2002 with fourth quarter advertising costs totaling $608,000.

     Advertising costs increased from 4.9% of net revenues in 2001 to 7.4% in 2002. Targeted levels for fiscal year 2003 are 4% to 6% of net revenues, consistent with the fiscal year 2001 levels.

     Dental Center depreciation. Dental Center depreciation expense decreased 5.7% from $3.3 million in 2001 to $3.1 million in 2002. The decline in depreciation expense is primarily due to the assets written off in connection with Dental Center closings (eight (8) in 2001 and eight (8) in 2002) and the assets sold in connection with the Equity Model.

     Dental Center administrative expenses. Dental Center administrative expenses increased 86% from $1.7 million for 2001 to $3.2 million for 2002. This increase is primarily due to an increase in finance charges, staff training and development costs, and uniforms cost. Finance charges, a part of which are earned by a related party, increased $682,000 during 2002 due to the increased charge volume from the newly implemented patient financing program. Finance charges are expected to increase in the future as the financed volume increases. Increases in finance charges are offset by accelerated collections of net revenues and enables higher productivity of Dental Center staff from less billing and collection activities. In June 2002, the Company and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. During the second, third and fourth quarters of 2002, the cost incurred by us for this program was $533,000 (for Dental Center staff) and $288,000 incurred by Coast P.A. (for Dentists and Hygienists). Staff training and development costs are expected to be in excess of prior year levels over the first half of 2003 as the new training and development program is continued. Uniforms cost increased $162,000 for the year from implementation of a lab coat program in 2002 for all Dental Center staff.

     Corporate general and administrative expenses. Corporate general and administrative expenses decreased 8.4% from $8.0 million for 2001 to $7.3 million for 2002. The decrease for the year is primarily due to a reduction in professional fees and recruitment costs, partially offset by an increase in insurance expense, salaries and IT lease costs.

     During 2001, we recognized professional fees of approximately $670,000 in connection with a recapitalization transaction that was abandoned in first quarter 2001. This cost did not recur in 2002. In 2002, professional fees of $65,000 were incurred in pursuing working capital financing other than the credit facility closed in December 2002, which were expensed as incurred.

     Recruitment costs were $184,000 lower in 2002, due to the costs associated with hiring experienced management personnel in 2001.

     Insurance expense includes the net change in the valuation allowance on the cash surrender value of key-man life insurance. The increase in the valuation allowance was $377,000 in 2002 compared to $238,000 in 2001 for a $139,000 year-to-year increase. In February 1998, we entered into split-dollar life insurance arrangements with executive officers and directors, Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, we lent money to pay the premiums and have received collateral assignments of the life insurance policies to secure repayments of the non-interest loans. We have the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. We carry the non-interest bearing loans at the lesser of the cash surrender value or the amounts loaned. During 2002, the valuation allowance was increased $377,000 to reflect a decline in the market value of the marketable securities underlying the cash surrender value of the life insurance. At December 31, 2002, the non-interest bearing loans are carried at $1,020,000 comprised of loans totaling $1,902,000 net of the valuation allowance of $882,000. In 2002, the Company redeemed the cash surrender value of life insurance for two former officers of the Company and collected cash proceeds of $380,000.

     Salaries increased as we have attracted experienced management personnel in the areas of operations, marketing, information technology and human resources and also incurred severance costs in 2002. These salary increases were partially offset by salary decreases from staffing changes and cost saving measures implemented in the first and fourth quarters of 2002.

     As discussed in Item 7— Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview, we are investing in an enhancement of our information technology platform. Information technology expenses are expected to increase during the planning, implementation, and post-implementation phases of this project. The majority of the cost of this initiative will be amortized, generally over three years, except for certain planning, process change, and post-implementation review costs that will be expensed as incurred over the next several quarters. The corporate private frame relay network and IT equipment leasing cost increased $89,000 in 2002.

     We have and will continue to incur substantial costs in connection with the self-tender offer.

     Depreciation and amortization. Depreciation and amortization levels in the current year are comparable to the prior year. The minor change is attributable to depreciation on the current year additions to corporate office IT equipment and software offset by write-off of intangible assets in connection with the closing of Dental Centers in 2001 and 2002 and the asset impairment charges recognized.

     Dental Center closings, consolidations, relocation and asset impairment charges. Coast Dental and Coast P.A. continuously evaluate the performance of the Dental Centers and dental practices. During 2002 and 2001, decisions were made to close and/or consolidate into other locations a total of sixteen (16) Dental Centers and in addition, in 2002, to relocate one (1) Dental Center to a newer and larger facility to support the continued growth of that Dental Center. Locations selected for closure or consolidation were under-performing and certain of which had lease expirations in the near future. The closings and consolidations and relocation by year were as follows: eight (8) closings and consolidations in 2002 (of which two (2) were in fourth quarter 2002), one (1) relocation in 2002; and eight (8) closings and consolidations in 2001– all of which were in fourth quarter 2001.

     We believe that closing the underperforming Dental Centers will improve the overall financial performance of the Company while allowing management to focus its efforts on improving the performance of the remaining Dental Centers.

2002 Activity

     Total charges recorded in 2002 were $4.2 million for the eight (8) Dental Center closings and three (3) impaired Dental Centers compared to the total charges recorded in 2001 for $3.7 million for the eight (8) Dental Center closings and one (1) impaired Dental Center.

     During second quarter 2002, Coast Dental and Coast P.A. closed three (3) Dental Centers and combined the patient base into nearby Dental Centers. In addition, one (1) Dental Center was relocated to a newer and larger facility to support the continued growth of that Dental Center. A non-cash charge of $194,000 was recorded to provide for the write-off of leasehold improvements, surplus Dental Center equipment and the remaining lease obligations for these office closings and relocation.

     In third quarter 2002, we closed three (3) Dental Centers and in one of these markets combined the patient base into a nearby Dental Center. A non-cash charge of $1,778,000 was recorded to provide for the write off of intangible assets ($1.2 million), leasehold improvements ($0.2 million) and provide for the remaining lease obligations ($0.3 million) for these office closings.

     In fourth quarter 2002, we closed two (2) Dental Centers and in one of these markets combined the patient base into a nearby Dental Center. A non-cash charge of $652,000 was recorded to provide for the write off of intangible assets ($0.3 million), tangible assets, including leasehold improvement ($0.1 million) and provide for the remaining lease obligations ($0.2 million) for these office closings.

     In fourth quarter 2002, we evaluated the recoverability of our investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted cash flows. As a result of this evaluation, three Dental Centers were impaired. An impairment charge of $1.3 million was recorded in the fourth quarter of 2002 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis with the carrying value.

2001 Activity

     In the fourth quarter of 2001, eight (8) previously acquired Dental Centers were closed. The Dental Centers were under-performing and five (5) of these Dental Centers were nearing the expiration of the respective lease agreements. In connection with these closings, we recognized a non-cash charge of approximately $2.75 million in the fourth quarter of 2001 to provide for the related asset impairments (fixed assets, leasehold improvements and intangible assets) and the remaining lease and facilities commitments. Of this charge, $0.4 million is for estimated lease and facilities commitments. The remainder of the charge is a write down of tangible and intangible assets with no future cash obligations.

     We evaluated the recoverability of our investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted cash flows. As a result of this evaluation, one (1) Dental Center was impaired. An impairment charge of $0.9 million was recorded in the fourth quarter of 2001 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis with the carrying value.

     Interest income, net. Interest income, net decreased $9,000 from $138,000 in 2001 to $129,000 for 2002. The decrease for the year is due to a decrease in interest expense as there were no borrowings outstanding under the line of credit in 2002, and increases in interest receivable on Equity Dentist notes receivable, partially offset by a decrease in interest income earned on lower invested cash and cash equivalents.

     Income taxes. In 2002, we recognized an income tax benefit of $1,027,000 compared to an income tax benefit of $154,000 in 2001.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled us to carry back a substantial portion of our net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000. The Company collected the income tax refund in second quarter of 2002.

     The effect of the change in tax law has been recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit and an increase in the income tax receivable of $888,000 in the first quarter 2002, when the law was enacted.

     In 2002, we generated a federal net operating loss of $135,000 and an AMT net operating loss of $877,000. We will be able to carryback the AMT net operating loss of $877,000 to tax year 1998. The net operating loss of $135,000 will be carried forward as no prior year taxable income is available for carryback. A reduction in the valuation allowance and recognition of tax benefit of $175,000 was recorded in the fourth quarter 2002.

     We incurred a federal tax net operating loss in 2002, 2001 and 2000. Based on the three-year history of incurring net operating losses, we have provided a full valuation allowance for our remaining net deferred tax asset. We will re-evaluate the amount of the valuation allowance on an ongoing basis.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

     Net revenue. Net revenue decreased $2.3 million or 4.9% from $45.8 million for 2000, to $43.6 million for 2001. The decline in net revenue is attributable to Coast P.A.’s termination of relationships with certain managed care companies. These terminations represented a loss of approximately $9.3 million in our net revenue in 2001 compared to 2000. However, this lost net revenue was partially offset by an increase of approximately $7.0 million in net revenue from non-managed care business, which is consistent with the strategy to pursue this higher margin business. It is our expectation that declines in net revenue from the termination of certain lower margin managed care contracts will continue to be offset by increases in net revenues from higher margin fee-for-service and private insurance sources. We believe that the net impact of fewer Dental Centers, as a result of the previously discussed Dental Center closings, and the increase in the number of affiliated dentists will result in an increase in net revenue to us.

     Salaries and benefits. Salaries and benefits decreased $1.5 million or 7.8% from $19.3 million for 2000, to $17.8 million for 2001. The decrease is attributable to the management of staffing levels in accordance with the anticipated volume of business. During late 2000, in anticipation of the termination of certain managed care contracts, we began evaluating the staffing levels at each Dental Center in relation to the anticipated reduction in business volume. As 2001 progressed, this evaluation continued, both in light of the termination of additional managed care contracts and the added patient volume from other payor groups. We plan to continue this evaluation process to assure that the appropriate level of staffing is in place to grow the business at each Dental Center and meet the needs of patients without employing excess staff.

     Dental supplies and lab fees. Dental supplies and lab fees decreased $0.4 million or 4.3%, from $8.4 million for 2000 to $8.1 million for 2001. This decrease is primarily attributable to a decline in the cost of internal and external crown, bridge and denture lab fees. This reduction in cost is primarily attributable to the use of Coast P.A. preferred dental labs by doctors who previously had been using alternate sources. Typically, it takes some time for dentists to adjust to the use of preferred labs versus the alternative sources. The use of preferred labs results in lower overall lab costs. Lab costs declined from 12.8% of net revenue in 2000 to 12.3% of net revenue in 2001. It is the intention of the Company to continue to assist Coast P.A. in sourcing and negotiating the best value and to take advantage of industry technological improvements to continue to lower both supply costs and lab fees.

     Occupancy. Occupancy expense decreased by approximately $40,000 or 0.6%. These expenses changed only moderately due to the fact that these costs are relatively fixed and there were minimal changes in the number of offices under lease during 2001. We expect that this cost will decline as a percentage of net revenue in future years as a result of anticipated increases in net revenue and the cost reduction, in future years, associated with the closing of certain Dental Centers, as noted previously.

     Advertising. Advertising expense increased $0.3 million or 16.2% from $1.8 million for 2000, to $2.1 million for 2001. The increase in advertising costs is attributable to the strategy to increase fee-for-service and private insurance business. The increase, as a percent of net revenues, is from the reduction in net revenue associated with the termination of certain managed care contracts. Advertising campaigns were increased to attract fee-for-service and private insurance patients to the Dental Centers. We expect that this cost will continue to increase in the future as this campaign to attract fee-for-service and private insurance patients continues. In addition, the launching of a patient financing program with a national financial institution whereby this financial institution will provide financing to patients meeting its credit approval ratings. There will be additional advertising and marketing costs associated with this program as it is implemented. The Company believes that the increased revenue derived from these marketing campaigns will be sufficient to cover the cost of this increased advertising.

     Dental Center depreciation. Depreciation expense at the Dental Centers increased $0.2 million or 5.4% from $3.1 million for 2000 to $3.3 million for 2001. The increase was caused by the full year depreciation impact in 2000 of the $4.1 million of assets added during 2000 and the half year impact of depreciation related to the $0.9 million of assets acquired during 2001. We expect depreciation will remain at the same general level in 2002. Depreciation expense will decline slightly due to the assets written down and disposed of in connection with the eight (8) Dental Centers closed during the fourth quarter of 2001 as well as the assets sold in connection with the Equity Model conversions. However, this will be offset by the full year impact of asset purchases made during 2001 as well as the half-year impact of assets that are planned for acquisition during 2002.

     Dental Center administrative. Other expenses increased $0.1 million or 8.5% from $1.6 million for 2000, to $1.7 million for 2001. This increase is primarily attributable to the rising cost of property and liability insurance coverage. Management anticipates that other Dental Center expenses will continue to rise slightly in future years.

     Corporate general and administrative expenses. General and administrative expenses increased $2.6 million or 47.6% from $5.4 million for 2000, to $8.0 million for 2001. This increase is attributable to increased costs associated with professional fees, salaries, vacation and recruitment. The amount of the increase attributable to professional fees was approximately $1.9 million. Included in this increase are the costs associated with the abandoned recapitalization plan of approximately $670,000 as well as costs associated with our portion of the Equity Model and other legal matters and pending litigation. Salaries increased as we have attracted experienced management personnel in the areas of operations, information technology and human resources. Vacation costs for the corporate staff have risen as a result of the low level of turnover at the corporate office. Finally, recruiting costs have increased significantly as we assisted Coast P.A. with dentist and hygienist recruiting efforts in the form of mailers, brochures and advertisements. We anticipate that these costs will decline in dollars and percentage of net revenue in 2002 as certain cost containment initiatives are fully implemented, as net revenues increase and the need for dentists at Coast P.A. is reduced from 2000 and 2001 levels.

     Depreciation and amortization. Depreciation and amortization expenses increased 1.2% from December 31, 2000. The cost approximated $1.3 million for both 2000 and 2001. Management anticipates that this cost will decline in 2002 due to the intangible assets that have been written off in the fourth quarter of 2001 in connection with the Dental Center closings and the impairment charge.

     Dental center closings and impairment charge. We continuously evaluate the performance of our Dental Centers. In the fourth quarter of 2001, eight (8) previously acquired Dental Centers were closed. The Dental Centers were under-performing and five (5) of these Dental Centers were nearing the expiration of the respective lease agreements. In connection with these closings, we recognized a non-cash charge of approximately $2.75 million in the fourth quarter of 2001 to provide for the related asset impairments (fixed assets, leasehold improvements and intangible assets) and the remaining lease and facilities commitments. Of this charge, $0.4 million is for estimated lease and facilities commitments. The remainder of the charge is a write down of tangible and intangible assets with no future cash obligations. Prior to the impact of this charge, the combined negative gross profit of these Dental Centers in 2001 was approximately $365,000. We believe that closing these eight (8) Dental Centers will improve our overall performance in 2002 and beyond while allowing management to focus its efforts on improving the performance at the Dental Centers that remain open.

     We evaluated the recoverability of its investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted cash flows. As a result of this evaluation, one Dental Center was impaired. An impairment charge of $0.9 million was recorded in the fourth quarter of 2001 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis with the carrying value.

     Interest income, net. Interest income, net, decreased 55.5% from $0.3 million for 2000, to $0.1 million for 2001. This decrease was caused by a decrease of the Company’s invested cash balances. This decline was partially offset by a reduction of interest expense due to the scheduled installment payments on Dental Center acquisition debt.

     Income taxes. For 2000, we recognized an income tax benefit of approximately $0.8 million compared to an income tax benefit of approximately $0.2 million for 2001. This change was attributable to our discontinuation of recording an income tax benefit associated with tax losses and the recognition of a valuation allowance on substantially all deferred tax benefits. The income tax benefit reflected in 2001 represents only the current portion of the income tax receivable that the Company believes is collectible in accordance with current tax laws.

C. Liquidity and Capital Resources

     At December 31, 2002, we had cash and cash equivalents of $2.8 million. At December 31, 2001, we had cash and cash equivalents totaling $2.5 million for a year-to-year increase of $0.3 million. This increase was from cash generated in 2002 of $1.4 million (principally from the collection of the $1.2 million income tax refund) offset by $1.1 million used to fund capital expenditures and debt service during the year.

     To improve cash flows from patients, Coast Dental and Coast P.A., in January 2002, arranged for a patient financing program through a related party and an unrelated national financial institution. While this program was in its first year during 2002, this program has accelerated the collection of net revenues, for those patients of Coast P.A. that elect to use the program and qualified for credit, as the financial institution pays the dental service fees within twenty-four hours, net of related discounts. This program is expected to reduce the growth of Coast P.A.’s accounts receivable and accelerate cash flows of Coast P.A. and Coast Dental thereby enhancing our liquidity. The credit card debt of the patient is non-recourse to Coast P.A. and Coast Dental.

     In February 2002, we received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national lender through a master lease agreement. Through December 31, 2002, we have made draws totaling $690,000 to lease certain information technology assets. This commitment will provide another means to finance information technology capital expenditures.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled us to carry back a substantial portion of our net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000. We collected the income tax refund in second quarter of 2002.

     Our line of credit facility with Bank of America expired on November 4, 2002. We pursued alternative financing throughout 2002 and secured a new credit facility in December 2002. There were no borrowings outstanding under the Bank of America credit facility at any time in fiscal year 2002.

     On December 31, 2002, we closed on a $4 million Revolving Credit, Term Loan and Security Agreement with a commercial lender, CapitalSource Finance, LLC (“Capital Source”) that includes a $2 million revolving line of credit and a $2 million term loan. We borrowed $1,760,000 under the revolving line of credit on January 2, 2003. This credit facility has a three (3) year term, which expires December 31, 2005. The term loan can only be accessed to finance the buyback of our common stock. The $2 million revolving credit facility bears interest at the prime rate plus 2.25%, or 7.0%, as of December 31, 2002. This revolving line of credit is secured by substantially all of our assets, requires us to meet certain minimum financial covenants and comply with customary affirmative and negative covenants. There is a commitment fee for the unused portion of the revolving line of credit of 1.00%, and a collateral management fee of 1.26%. At closing on December 31, 2002, a commitment fee was paid totaling $60,000 comprised of 1.00% on the $2 million revolving credit facility and 2.00% on the $2 million term loan credit facility. Should we terminate the revolving line of credit facility within the first twelve months, an early termination fee of $60,000 is due and $20,000 is due if terminated in the second twelve months. An investment banking firm affiliated with a director of Coast Dental assisted us in securing the CapitalSource loan and earned investment banking fees which were paid in first quarter 2003 (see also Notes 8 and 10 to the Notes to Financial Statements).

     We plan to finance the self-tender offer through borrowings from the term loan portion of the $4,000,000 Revolving Credit, Term Loan and Security Agreement with CapitalSource which includes a $2,000,000 revolver and a $2,000,000 term loan (the “Term Loan”) and from our largest shareholder, the Diasti Family Limited Partnership, under an agreement to loan up to $3,400,000 (the “Credit Agreement”). We will be the borrower under the Term Loan and the Credit Agreement. We plan to repay the Term Loan and the Credit Agreement when due through internally generated funds.

     The Term Loan provides that CapitalSource will loan us up to $2,000,000 to finance the common stock buyback at an interest rate equal to the prime rate plus 4.75%. The principal of the Term Loan is payable in monthly installments in months seven through twenty-four from the date the funds are borrowed. The Term Loan is secured by a first priority lien on all of our assets and will be guaranteed by the Diasti Family Limited Partnership. We will be required to prepay all or a portion of the Term Loan under certain circumstances. We will be required to meet certain monthly financial covenants for minimum EBITDA (as defined), minimum fixed charge coverage ratio, minimum net leverage, minimum cash collections and minimum liquidity in order to initially borrow and maintain borrowings under the Term Loan. There can be no assurance that we can continue to meet these monthly financial covenants. We are also subject to certain affirmative and negative covenants. Upon borrowing on the Term Loan, we are required to issue warrants to CapitalSource which are immediately exercisable into 1.00% of the Company’s issued and outstanding common stock at a strike price equal to $.01 per Share. We may elect to redeem the warrant upon the conclusion of a successful tender offer.

     The Credit Agreement provides that the Diasti Family Limited Partnership will loan us up to $3,400,000 to finance the Offer at an interest rate of 5.00%. The loan will be due five years from the date the funds are borrowed. The loan is subordinated to the Term Loan and, subject to the prior approval of CapitalSource, will be secured by a second priority lien on all of our assets.

     We do not have any alternative financing arrangements or alternative financing plans to fund the common stock buyback in the event we are unable to borrow, for any reason, under the Term Loan or the Credit Agreement.

     As a condition of drawing on the $2 million Term Loan to finance the common stock buyback, the Diasti Family Limited Partnership and Coast P.A. will guarantee certain of our indebtedness under the $4 million credit facility with CapitalSource.

     Our liquidity depends in part upon the ability of Coast P.A. to pay the management fee receivable and any inability of Coast P.A. to generate sufficient revenues and cash flows to pay the management fee receivable could materially decrease our liquidity. See also Note 4 of the Notes to Financial Statements regarding the management fee receivable. In addition, increases in the management fee receivable and increased expense levels to support our investment in training and development programs, advertising programs and an upgraded information technology platform, without a corresponding increase in net revenues, could negatively impact our liquidity.

     There can be no assurance that borrowing capacity will be available under the CapitalSource credit facility and or the Credit Agreement due to the restrictive covenants of those agreements. If it is necessary to raise capital to fund operations, and capital is raised through the issuance of equity securities or securities convertible into equity securities, Coast Dental shareholders may experience dilution in ownership percentages and book value. Additionally, such securities may have rights, preferences and privileges senior to those of holders of common stock.

     Based upon our anticipated capital needs for operation of our business, general corporate purposes, and debt service, and the self-tender offer, management believes that the combination of the funds expected to be available under the credit facilities outlined above, our current cash reserves and cash flow from operations should be sufficient to meet our funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

     Additionally, to the extent our joint Equity Model initiative with Coast P.A. is successful, additional cash could become available to us through accelerated payment of Coast P.A. management fee receivable through improved operating performance of the Dental Centers converted to the Equity Model, cash proceeds generated from the conversion of Dental

Centers to the Equity Model, or the assignment by Coast P.A. to us of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     In the event we are unable to generate our expected cash flows, decrease our working capital level, or fail to have continued access to our credit facilities, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

     We do not have any special purpose entities or off-balance sheet financing agreements.

Acquisitions and Development of Dental Centers

     The cost of an Acquired Dental Center is typically based upon a negotiated percentage of the Dental Center’s historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. We currently expect to grow the business through increasing the capacity utilization of our existing dental centers. When we do increase the size of its Dental Center Network, we presently plan to finance the addition of internally developed and strategically opportunistic acquired Dental Centers principally through existing cash and expected cash flow from operations and, to a lesser extent, from debt.

     We took a very significant step beginning in 1998, shifting from an acquisition model to a development model. Management began to emphasize the opening of internally developed (de-novo) Dental Centers and placed less emphasis on acquiring Dental Centers. While the growth of the patient base of the de-novo Dental Centers has been slower than anticipated, which has negatively impacted its financial performance; management is committed to this strategy and continues to believe it is the best long-range strategy. Our current strategy is to increase capacity utilization at our existing Dental Centers. After we achieve higher utilization, we may resume expansion using the development model in order to achieve long term growth in a more cost effective and productive manner.

     We opened 17 internally developed Dental Centers in 1999 in Florida, Georgia and Tennessee. We did not open any internally developed Dental Centers in 2000. During 2001, we opened two (2) internally developed Dental Centers, one each in the Atlanta, GA, and the Nashville, TN, markets. The average cost, to us, of an internally developed Dental Center has been approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. No internally developed Dental Centers were opened in 2002. We anticipate not opening any new internally developed Dental Centers during 2003.

     During 1999, Coast Dental and Coast P.A. added 11 acquired Dental Centers located in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Coast Dental and Coast P.A. did not acquire any Dental Centers during 2000, 2001 and 2002.

     During 1999, we consolidated one previously acquired Dental Center into an existing Dental Center. During 2000, we consolidated twelve (12) Dental Centers into six (6) Dental Centers to take advantage of changing market demographics. In the fourth quarter of 2001, we closed eight (8) previously acquired Dental Centers. In 2002, we closed eight (8) Dental Centers, of which two (2) were in fourth quarter 2002, and sold one Dental Center. We believe that closing the underperforming Dental Centers will improve overall financial performance while allowing management to focus its efforts on improving the performance at remaining Dental Centers.

Share Repurchases

     On February 10, 1999, we announced that our Board of Directors authorized the repurchase of up to 500,000 shares (166,667 shares after adjustment for one-for-three reverse split) of its outstanding common stock. On March 25, 1999, we announced that our Board of Directors authorized the increase of the previously announced share repurchase program from 500,000 (166,167 post-split shares) to 1,500,000 (500,000 post-split) shares. At our Annual Meeting of Shareholders held on July 16, 2001, the Board of Directors authorized an increase to the previous share repurchase program from 1,500,000 shares (500,000 post-split) to 2,250,000 shares (750,000 post-split shares).

     We have been and may continue to repurchase these shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue until such time as we have acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from our officers or directors.

     We did not repurchase any of its outstanding common stock in the past three years under our share repurchase program or otherwise due to financial constraints.

Recent Pronouncements

     In June 2001, Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, was issued. SFAS 143, which is effective for us beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. We do not expect the adoption of SFAS 143 in 2003 to have a material impact on our financial statements.

     In July 2001, Statement of Financial Accounting Standards No. 142 (“SFAS No. 142”), “Goodwill and Other Intangible Assets” was issued. SFAS No. 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill and certain intangible assets with indefinite lives, including assets of this nature recorded in past business combinations, will cease upon adoption of this statement. On an annual basis, and when there is reason to suspect that the carrying values of identifiable intangible assets have been diminished or impaired, identifiable intangible assets must be tested for impairment, and write-downs may be necessary. The Company implemented SFAS No. 142 on January 1, 2002. We do not have any unidentifiable intangible assets or goodwill; accordingly, the adoption of this standard did not have any impact on our financial position, results of operations or cash flows.

     In October 2001, Statement of Financial Accounting Standards No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets,” was issued and replaces SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of.” SFAS No. 144 requires that long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. We adopted SFAS No. 144 effective January 1, 2002 and the adoption did not have any impact on our financial position, results of operations or cash flows.

     In April 2002, Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued. This newly issued standard rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30”, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic affects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections. We do not expect the adoption of SFAS 145 in 2003 to have a material impact on our financial statements.

     In June 2002, the Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after January 1, 2003. We do not expect the adoption of SFAS 146 in 2003 to have a material impact on our financial statements.

     On December 31, 2002, the Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements for annual and interim financial statements are effective beginning in 2003. We have not yet determined whether we will change to the fair-value method of accounting for stock-based compensation.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 changes the accounting for and the disclosure of guarantees. FIN 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to FASB No. 5 which requires recording a liability when a loss is probable and reasonable estimable. The disclosure requirements of FIN 45 are effective for financial statements and annual periods ending after December 1, 2002. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. We do not expect the adoption of FIN 45 to have a material effect upon our financial statement.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)”. FIN 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of FIN 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity way established. We do not expect the adoption of FIN 46 top have a material effect upon our financial statements.

Critical Accounting Policies and Significant Estimates

     Our business, significant accounting policies and contracts from which net revenues are derived are described in Notes 1 and 10 of the Notes to Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the following matters:

•	Our Services and Support Agreements with Coast P.A. do not constitute a controlling financial interest in Coast P.A. and, accordingly, we do not consolidate the gross patient revenues, results of operations, cash flows and other accounts of Coast P.A. in accordance with Emerging Issues Task Force 97-2.

•	We evaluate the recoverability of long-lived tangible and intangible assets of the Dental Centers based on our assessment of future cash flows and, where impairment has occurred, the impairment loss is measured using estimated discounted cash flows. Our judgment as to future cash flows and the discount rate used are significant estimates in making these recoverability evaluations.

•	We evaluate the recoverability of the management fee receivable from Coast P.A. and have determined that this management fee receivable is fully collectible. If the financial condition of Coast P.A. changes, resulting in an impairment of its ability to pay, an allowance may be necessary to reduce the carrying value of this asset to a net realizable value that is less than the carrying amount of the receivable.

•	We evaluate the recoverability of the notes receivable from Equity Doctors and have determined that these notes receivable are fully collectible. If the financial condition of Equity Doctor Dental Centers changes, resulting in an impairment of its ability to pay, an allowance may be necessary to reduce the carrying value of this asset to a net realizable value that is less than the carrying amount of the notes receivable.

•	We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized under enacted tax law. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize more of our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax asset would increase reported income in the period such determination was made. Likewise, should we determine that we would not be able to realize all or part of our net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made. Any changes in the assessment could be from internal circumstances or from favorable or unfavorable changes in future tax laws.

•	We have estimated the costs associated with the closure of eight (8) Dental Centers during 2001 and eight (8) Dental Centers in 2002. The costs recorded in connection with these closings are based on recorded assets and liabilities, lease commitments and estimated costs to execute the plan. If actual costs are significantly more than expected, earnings will be reduced in 2003. Conversely, if actual costs are significantly less than expected, earnings could be improved in 2003.

     Various assumptions and other factors underlie the determination of these significant estimates. The process of determining significant estimates is fact specific and takes into account factors such as historical experience, current and expected economic conditions, and in some cases, market discount rates. We continuously re-evaluate these significant factors and makes adjustments where facts and circumstances dictate. Actual results could deviate, and possibly significantly, from those determined using the estimates described above.

     See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations, Section C. Liquidity and Capital Resources” for further information.

     We have a relatively low level of debt, and expect to finance future capital needs through available capital, anticipated future earnings and the CapitalSource revolving line of credit. The CapitalSource credit facilities are variable rate loans tied to the prime rate of interest. Our exposure to market risk for changes in interest rates is primarily in our cash equivalents. Pursuant to our investing guidelines, we mitigate exposure by limiting maturity, placing cash equivalents with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the year ended December 31, 2002, we earned investment income of approximately $43,000.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K annual report, press releases and certain information provided periodically in writing or orally by our officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Coast Dental Services,” “Coast Dentals”, “Company,” “we,” “our” and “us” refer to Coast Dental Services, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-K and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with our growth strategy;

(ii)	our anticipated future cash flows;

(iii)	our liquidity and capital resources;

(iv)	our financing opportunities and plans;

(v)	our future performance and operating results;

(vi)	our future service and support fee;

(vii)	the potential effect of the Equity Model implementation; and

(viii)	our self-tender offer

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

(ii)	any reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations or actions;

(iv)	the ability to obtain acceptable financing, where desirable in the future, in connection with our operating or growth plans;

(v)	any increased competition in business and in acquisitions;

(vi)	effect of further reduced cash position and future inability to access borrowings in current credit facilities;

(vii)	any adverse impact on our net revenue or operating margins due to the costs associated with increased growth at existing Dental Centers;

(viii)	the future continued relationship with and success of our professional association customers and the ability of Coast P.A. to pay management fees due to us;

(ix)	any increase in the management fee receivable owed to us by Coast P.A.;

(x)	any inability to achieve additional net revenue or earnings from the internally developed Dental Centers or recently combined Dental Centers;

(xi)	any adverse impact from changes to the services and support fees agreed to in the future between us and Coast P.A.;

(xii)	inability to generate sufficient net revenue to offset the costs of, or unanticipated costs and expenses resulting from our focus on internal efficiencies, staff training and development initiatives, and advertising programs which may impact margins;

(xiii)	any slow down in the number of patients or the services performed by Dentists or Hygienists of Coast P.A. which impacts net revenue;

(xiv)	any material decrease in the number of Dentists or Hygienists of Coast P.A. available to service patients, would adversely affect productivity and impact overall net revenue;

(xv)	resulting costs and any negatives, including any reduced net revenues, incurred with implementing the Equity Model;

(xvi)	any inability of Coast P.A. to incentivize, motivate, retain and attract new Dentists;

(xvii)	any future inability to substantially achieve the objectives expected from the successful implementation of the Equity Model;

(xviii)	any future deregistration of our shares under the Securities and Exchange Act of 1934 as a result of continued reduction in the number of our shareholders;

(xix)	general economic and market conditions and combined general downturn in the economy;

(xx)	impact of loss of managed care business and inability to replace with higher margin business;

(xxi)	inability to generate positive cash flows;

(xxii)	the potential impact of negative market influences on our cash and cash equivalents;

(xxiii)	inability to improve Dentist retention or adverse affects of Dentist turnover of Coast P.A.;

(xxiv)	any material decline in the number of patient visits of Coast P.A. as a result of the level of advertising and marketing expenditures and any other factor;

(xxv)	any disruption of operations caused by the project to enhance the information technology platform, or a material increase in costs from the enhancement;

(xxvi)	inability to successfully replace capitated managed care business with other forms of business;

(xxvii)	inability to implement a successful patient financing program;

(xxviii)	any inability of Dentists (under the Equity Model) to pay their obligations under the notes receivable as they come due;

(xxix)	any inability to successfully defend against claims and litigation matters;

(xxx)	any inability to successfully improve gross revenues of Coast P.A. through the Coast Smile Plus discount and membership program;

(xxxi)	any inability to generate sufficient revenue to meet the cost associated with the patient financing program, including finance charges, brokerage fees, marketing expenses and any other costs and liabilities related to the program;

(xxxii)	any inability of Coast, P.A. to collect patient and insurance trade accounts receivable;

(xxxiii)	declining market values in the investments underlying the cash surrender value of life insurance which cause a decrease in the net realizable value of non-interest bearing loans to executive officers carried as long-term assets by us;

(xxxiv)	periodic impairment reviews caused by changing circumstances and financial performance of individual Dental Centers can result in the determination that some of our long lived assets are impaired and result in impairment write downs;

(xxxv)	underperforming Dental Centers are evaluated for closure or consolidation into nearby Dental Centers. Dental Centers closed or consolidated can result in write-offs of long-lived assets and require accrual of remaining lease obligations;

(xxxvi)	any increased debt service requirements incurred to finance the self-tender offer;

(xxxvii)	costs and expenses incurred with a successful or unsuccessful self-tender offer;

(xxxviii)	any adverse claims resulting from the self-tender offer;

(xxxvix)	any inability to pay debt on the scheduled maturity date; and

(xxxx)	any future delisting of the Company’s shares.

     We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

COAST DENTAL SERVICES, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Director of
Coast Dental Services, Inc.

We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the “Company”) as of December 31, 2002 and 2001, and the related statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2002. Our audits also included the financial statement schedules listed in the index at Item 15. These financial statements and financial statements schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 28, 2003

COAST DENTAL SERVICES, INC.
BALANCE SHEET

	December 31,

	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$2,824,966	$2,545,770
Management fee receivable from Coast P.A	17,395,559	12,996,820
Notes receivable from Equity Doctors — current portion	114,564	20,504
Supplies, inventory and small tools, net	2,782,037	3,357,659
Prepaid expenses and other current assets	353,368	507,542
Income tax refund receivable	175,332	—

Total current assets	23,645,826	19,428,295
Property and equipment, net	13,765,708	17,609,994
Note receivable from Coast P.A., non-interest bearing	229,218	229,218
Notes receivable from Equity Doctors, net of current portion	851,217	798,900
Non-compete agreements, net of amortization $841,183 and $702,502, respectively	282,435	392,081
Dental services agreements, net of amortization of $3,484,290 and $2,986,533, respectively	9,947,889	13,414,809
Other assets	1,803,501	2,262,309

Total assets	$50,525,794	$54,135,606

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,549,386	$2,659,561
Accrued salaries and benefits	1,357,497	1,329,485
Other accrued expenses	2,180,220	1,623,201
Current maturities of debt and capital lease obligations	117,925	257,520

Total current liabilities	6,205,028	5,869,768
Long-term debt and capital lease obligations, excluding current maturities	78,354	92,750

Total liabilities	6,283,382	5,962,518

Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 50,000,000 share authorized, 2,091,223 shares issued and outstanding	2,091	2,091
Additional paid-in capital	55,165,701	55,064,603
Retained earnings (deficit)	(8,384,197)	(4,440,400)

	46,783,595	50,626,294
Less: Stock option receivable from Coast P.A., non-interest bearing	(2,541,183)	(2,453,206)

Total stockholders’ equity	44,242,412	48,173,088

Total liabilities and stockholders’ equity	$50,525,794	$54,135,606

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.
STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,

	2002	2001	2000

Net revenue	$55,963,934	$43,561,255	$45,825,978

Dental Center expenses:
Salaries and benefits	19,710,808	17,758,979	19,251,805
Dental supplies and lab fees	10,269,053	8,089,068	8,449,766
Occupancy	7,722,879	7,201,360	7,244,695
Advertising	4,165,144	2,121,408	1,826,490
Dental Center depreciation	3,118,579	3,305,852	3,137,217
Administrative	3,181,404	1,710,136	1,576,126

Total Dental Center expenses	48,167,867	40,186,803	41,486,099

Gross profit	7,796,067	3,374,452	4,339,879
General and administrative expenses	7,312,882	8,024,709	5,435,995
Depreciation and amortization	1,329,183	1,305,299	1,289,645
Dental Center closings	2,624,824	2,750,994	—
Asset impairment charges	1,628,572	952,336	—

Operating loss	(5,099,394)	(9,658,886)	(2,385,761)
Interest income, net	128,968	137,871	309,504

Loss before income tax benefit	(4,970,426)	(9,521,015)	(2,076,257)
Income tax benefit	1,026,629	154,354	812,317

Net loss	(3,943,797)	(9,366,661)	(1,263,940)
Unrealized gain on available-for-sale investments	—	82,323	24,070

Comprehensive loss	$(3,943,797)	$(9,284,338)	$(1,239,870)

Basic earnings (loss) per share:
Net loss per share	$(1.89)	$(4.48)	$(0.60)

Diluted earnings (loss) per share:
Net loss per share	$(1.89)	$(4.48)	$(0.60)

Weighted average number of shares outstanding:
Basic	2,091,223	2,091,223	2,097,611

Diluted	2,091,223	2,091,223	2,097,611

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.
STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2000, 2001 AND 2002

					Unrealized
			Retained		Gain/(Loss) on		Total
	Common	Additional Paid-	Earnings	Treasury	Securities Held	Stock Option	Stockholders'
	Stock	in Capital	(Deficit)	Stock	for Sale	Receivable	Equity

Balance on January 1, 2000	6,404	$54,427,749	$6,195,430	$(88,749)	$ (106,393)	$(1,440,833)	$58,993,608
Sale of stock options to Coast P.A	—	854,541	—	—	—	(854,541)	—
Unrealized gain on securities held for sale	—	—	—	—	24,070	—	24,070
Purchase and retirement of common stock	(113)	(290,970)	(5,229)	—	—	—	(296,312)
Net loss for the year ended December 31, 2000	—	—	(1,263,940)	—	—	—	(1,263,940)

Balance on December 31, 2000	6,291	54,991,320	4,926,261	(88,749)	(82,323)	(2,295,374)	57,457,426
Cancellation and issuance of shares in connection with 1 for 3 reverse stock split	(4,196)	4,196	—	—	—	—	—
Cancellation of treasury shares	(4)	(88,745)	—	88,749	—	—	—
Sale of stock options to Coast P.A	—	157,832	—	—	—	(157,832)	—
Unrealized gain on securities held for sale	—	—	—	—	82,323	—	82,323
Net loss for the year ended December 31, 2001	—	—	(9,366,661)	—	—	—	(9,366,661)

Balance on December 31, 2000	2,091	55,064,603	(4,440,400)	—	—	(2,453,206)	48,173,088
Sale of stock options to Coast P.A	—	87,977	—	—	—	(87,977)	—
Extension of stock options	—	13,121	—	—	—	—	13,121
Net loss for the year ended December 31, 2002	—	—	(3,943,797)	—	—	—	(3,943,797)

Balance on December 31, 2002	$2,091	$55,165,701	$(8,384,197)	$—	$—	$(2,541,183)	$44,242,412

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.
STATEMENT OF CASH FLOWS

	Years Ended December 31,

	2002	2001	2000

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,943,797)	$(9,366,661)	$(1,263,940)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	4,447,763	4,611,151	4,426,862
Dental Center closings	2,624,824	2,750,994	—
Asset impairment charges	1,628,572	952,336	—
Impairment of cash surrender value — life insurance	377,141	238,159	266,821
Loss on disposal of equipment and other	115,903	(78,752)	196,895
Deferred income tax expense (benefit)	—	184,655	(364,747)
Changes in operating assets and liabilities:
Management fee receivable from Coast P.A.	(4,286,292)	(2,665,296)	(587,701)
Note receivable from Coast P.A.	—	—	300,000
Supplies, inventory and small tools	448,809	7,446	(196,795)
Prepaid expenses and other current assets	(662,891)	198,415	(433,770)
Accounts payable and accrued expenses	659,573	658,739	902,926

Net Cash Provided by (Used in) Operating Activities	1,409,605	(2,508,814)	3,246,551

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(883,964)	(1,042,571)	(4,128,110)
Proceeds from sale of property and equipment	39,932	21,054	—
Collections on notes receivable from Equity Doctors	98,071	142,596	—
Acquired assets, including intangible assets	—	(22,373)	(93,334)
Purchase of available-for-sale investments	—	—	(276,726)
Sale of available-for-sale investments	—	5,353,381	3,049,850
(Increase) decrease in other assets	—	12,173	(428,367)

Net Cash (Used in) Provided by Investing Activities	(745,961)	4,464,260	(1,876,687)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	—	—	(296,312)
Proceeds from long term debt	—	1,675,522	1,000,000
Payments on long term debt	(259,672)	(3,526,246)	(596,807)
Debt issue costs	(109,290)	—	—
Payments on capital leases	(15,486)	(12,566)	(42,749)

Net Cash (Used in) Provided by Financing Activities	(384,448)	(1,863,290)	64,132

Increase in Cash and Cash Equivalents	279,196	92,156	1,433,996
Cash and cash equivalents at beginning of period	2,545,770	2,453,614	1,019,618

Cash and cash equivalents at end of period	$2,824,966	$2,545,770	$2,453,614

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest collected, net	$156,658	$178,577	$113,242
Income taxes (paid) refunded, net	$1,311,388	$(154,385)	$(756,732)
Non-cash stock option receivable from Coast P.A.	$88,977	$157,832	$854,541
Capital lease obligations incurred	$121,167	$—	$—
EQUITY DOCTOR DENTAL CENTER TRANSACTIONS:
Management fee receivable	$112,448	$120,237	$—
Supplies, inventory and small tools	$126,816	$323,053	$—
Property and equipment	$2,186	$510,210	$—
Notes receivable	$(241,499)	$(953,500)	$—

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS

NOTE 1 — DESCRIPTION OF BUSINESS

     Organization. Coast Dental Services, Inc. (the “Company”), is a Florida corporation. On August 30, 2002, the Company changed its state of incorporation from Delaware to Florida pursuant to a reincorporation proposal approved by the Company’s shareholders at the annual meeting held on August 2, 2002.

     Operations. The Company provides dental practice management services to an affiliated group of dental practices. The affiliated group of dental practices is referred to as “Coast P.A”, and is a related party, as described further below.

     Relationship with Coast P.A. The entities comprising Coast P.A. are all owned by a related party — Adam Diasti, D.D.S., (who is a Director, President and a majority stockholder of the Company). The Company has 40-year evergreen dental services agreements (Service and Support Agreements) with each entity comprising Coast P.A. whereby the Company receives fees for services and support provided to dental practices operated by Coast P.A.

     Coast P.A. employs dentists and dental hygienists and provides all of the dental services to patients. As the employer of dentists and dental hygienists, Coast P.A. incurs the cost of dentist and hygienist compensation, benefits, and certain other expenses. Pursuant to the Services and Support Agreements, the Company earns a service and support fee from Coast P.A. to provide comprehensive business services and support to each Dental Center. In providing these comprehensive business services and support to the Dental Center, the Company incurs all of the remaining operating expenses incurred by the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising, and Dental Center administrative costs. The Company does not employ dentists and hygienists and, accordingly, “Dental Center — Salaries and benefits” presented on the Statement of Operations does not include the salaries and benefits of dentists and hygienists. In addition, the Company acquires the property and equipment, leases the facilities and improves the facilities in order to operate the Dental Centers.

     Dependence on Coast P.A. The Company receives fees for services and support provided to Coast P.A. under the Services and Support Agreements, but does not employ dentists or hygienists or control the dental practices of Coast P.A. The Company’s net revenue is dependent on gross patient revenue generated by Coast P.A. and, therefore, effective and continued performance of Coast P.A. and its dentists and hygienists during the terms of the Services and Support Agreements is essential to the Company’s long term success.

     Service and Support Agreement with Coast P.A. The Company has 40-year evergreen dental services agreements (Service and Support Agreements) with each entity comprising Coast P.A. whereby the Company receives fees for services and support provided to Coast P.A. Net revenue represents the aggregate fees charged to the Coast P.A. under the agreements during the year. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. The service and support fee arrangements have been agreed to between the principal and sole owner of Coast P.A., Adam Diasti, D.D.S., (who is a Director, President and a majority stockholder of the Company), and the Chairman of the Board and Chief Executive Officer of the Company, Terek Diasti. The service and support fee agreements and any amendments thereto are approved by the Audit Committee, which is comprised of independent directors. The factors considered in setting those fees include the Company’s evaluation of the services it provides, the costs incurred by the Company in connection with providing the services and the Company’s negotiated return, balanced against Coast P.A.’s requirement for a retained amount which ensures its financial viability, contemplation of a long-term relationship with the Company and the future business opportunity related thereto.

     Only the service fees earned by the Company for its services and support to Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in the financial statements of the Company.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The service and support fee is based on an agreed-upon percentage of the gross patient revenues of Coast P.A. (net of refunds, discounts, and adjustments and inclusive of capitation revenues). Effective February 1, 1999, the service and support fee became 73% of Dental Center gross revenues and effective January 1, 2000, the service and support fee became 67% of Dental Center gross revenues, with an allowable range of 66% to 72%. The percentage has remained unchanged in 2001 and through May 31, 2002.

     Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned by the Company and to provide for Coast P.A. to grant the Company a secured interest in Coast P.A.’s trade accounts receivable for payment of services and support fees. This amendment incorporates the financial performance of each Dental Center in the determination of the services and support fee earned by the Company. The Audit Committee of the Board of Directors approved the amendment to the Services and Support Agreement.

     Effective June 1, 2002, the Services and Support fee earned by the Company for each Dental Center is based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, the Company earns a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, advertising, occupancy and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the service and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. The Audit Committee of the Board of Directors approved this amendment to the Services and Support Agreement.

     Net revenues were 65% and 67% of Coast P.A. gross revenues in fourth quarter 2002 and 2001, respectively, or a decrease of 2% (or $464,000) due to the October 1, 2002 amendments to the service and support fee agreements.

     Expansion through Acquisitions — Acquisitions made with Coast P.A. The Company and Coast P.A. in prior years have jointly entered into asset purchase agreements with existing dental practices. Coast P.A. acquired the patient lists and any other professional assets and the Company acquired certain tangible assets, principally the dental equipment, and assumed certain liabilities such as the lease agreement for the facility. The fair value of the patient lists was determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and non-identifiable intangible assets. The identifiable intangible assets allocation was to non-compete agreements, which are partially allocated to the Company and partially allocated to Coast P.A.

     The purchase price allocation to Coast P.A. was limited to the value of the patient files and an amount representing the estimated value of Coast P.A.’s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Center. After a determination of the fair value of the tangible assets and identifiable intangible assets acquired, the remaining purchase price representing non-identifiable intangible assets was allocated to the Company and Coast P.A. (as the value of the Dental Service Agreements (i.e. the Services and Support Agreements) attributable to the Dental Center).

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in, or control the activities of, Coast P.A. Accordingly, the financial statements of Coast P.A. are not consolidated with those of the Company.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

     Available-for-Sale Investments. Available-for-sale securities owned in 2000 and 2001 consisting of tax- free municipal bonds were stated at fair value with unrealized gains and losses included in comprehensive income (loss). The amortized cost of these debt securities was adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization was included in interest income, net. Realized gains and losses, if any, were recognized when incurred. The cost of securities sold was based on the specific identification method.

     Proceeds from the sale of available-for-sale investment securities during 2001 and 2000 were $5,353,381 and $3,049,850, respectively. Gross realized losses of $82,323 and $38,000 for 2001 and 2000, respectively were realized on these sales. The unrealized loss on these investments was $132,779 at December 31, 2000.

     Management Fee Receivable. The management fee receivable primarily represents the non-interest bearing indebtedness of Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements. Also, the Company, from time-to-time, has advanced funds under the Services and Support Agreements to the Coast P.A. for operations or when Coast P.A. was acquiring dental practices, for acquisitions of existing dental practices. See further discussion in Note 4 and Note 10.

     Supplies, Inventory and Small Tools. Supplies, inventory and small tools are stated at the lower of first-in, first-out cost or market.

     Property and Equipment, net. Property and equipment are stated at cost net of accumulated depreciation. Equipment held under capital leases is stated at the present value of minimum lease payments at the inception of the related leases. Depreciation of property and equipment (including capital lease assets) is calculated using the straight-line method over the estimated useful lives of the assets ranging from 5 to 15 years. Leasehold improvements are amortized on a straight-line basis over the estimated useful life, generally 10 years.

     When assets are retired or otherwise disposed of, the cost and related accumulated depreciation are removed from the accounts. The difference between the net book value of the assets and proceeds from disposition is recognized as a gain or loss. Routine maintenance and repairs are charged to expense as incurred, while costs of improvements and renewals are capitalized.

     Non-Compete Agreements. Costs incurred in connection with the non-compete agreements are being amortized over their estimated lives of three to nine years on a straight-line basis.

     Dental Service Agreements. Costs of acquisitions in excess of the estimated fair value of property and equipment and any non-compete agreements are allocated to the dental services agreement because the Company has effectively acquired the long-term right to provide comprehensive services and support to the dental practice of Coast P.A. The dental services agreement with Coast P.A. represents the Company’s exclusive right to provide comprehensive services and support the Dental Centers during the term of the services and support agreements. The assigned value of the dental services agreement is amortized using the straight-line method over its estimated life of twenty-five years.

     Development Costs. The Company charges development costs and start-up activities for new, expanded or relocated Dental Centers to expense as incurred.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Cash Surrender Value of Life Insurance. The Company carries the non-interest bearing loans relating to the cash surrender value of key-man insurance at the lesser of the cash surrender value or the amounts loaned. See also Note 10. Any valuation allowance established when the cash surrender value is less than the amount loaned is included in General and Administrative Expenses in the accompanying statement of operations.

     Revenue and Cost Recognition. Net revenue represents the aggregate fees charged to Coast P.A. under the service and support agreements. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in the financial statements of the Company. Only the service fees earned by the Company for its services and support to Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. In providing these comprehensive services and support to the Dental Centers, the Company incurs all of the remaining operating expenses of the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising and Dental Center administrative costs.

     Stock-Based Compensation. The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has disclosed in Note 12 of the financial statements the effects as if the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), had been adopted. The Company has not adopted the expense recognition provisions of SFAS No. 123 for employee and director stock options. The Company recognizes a stock option receivable from Coast P.A. when Coast P.A. purchases stock options at fair value and Coast P.A. recognizes the compensation expense. Under the fair value method, the Company’s pro forma net loss and diluted loss per share would have been $(4,180,728) and $(2.00); $(9,542,236) and $(4.56); and $(1,657,739) and $(0.79) for 2002, 2001 and 2000, respectively. See Note 12.

     Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws.

     Comprehensive Income (Loss). Components of comprehensive income (loss) include net income (loss) and unrealized gains (losses) on available-for-sale investments net of income tax. The change in the unrealized gains (net of tax) was $82,323 and $24,070 at December 31, 2001 and 2000, respectively.

     Earnings Per Common Share. The basic earnings per common share are based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period. The diluted earnings per common share are equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of December 31, 2002, the weighted average number of common shares are the same for both the basic and diluted per share computation because inclusion of 23,019 shares of common stock equivalents would have been anti-dilutive. On July 16, 2001, a one-for-three reverse stock split was approved by the Company’s shareholders and became effective on July 17, 2001. All common share and per share amounts in the accompanying financial statements (with the exception of the total number of authorized common shares which was unchanged) have been adjusted to reflect the consummation of this stock split in 2001.

     Fair Value of Financial Instruments. The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates the fair value because of their short-term nature. The fair value of long-term notes receivable and long-term debt and capital leases approximates their carrying value based on market prices.

     Impairment of Long-Lived Assets – Whenever significant events or changes occur which might cause an impairment of value, the Company evaluates the recoverability of its property and equipment and intangible assets by comparing their carrying values to the estimated future undiscounted cash flows. Impairment losses are measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. See Note 6.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     New Accounting Standards. In June 2001, Statement of Financial Accounting Standards No. 143 (“SFAS No. 143”), “Accounting for Asset Retirement Obligations”, was issued. SFAS 143, which is effective for the Company beginning in 2003, addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company does not expect the adoption of SFAS 143 in 2003 to have a material impact on its financial statements.

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

     In April 2002, Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued. This newly issued standard rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30”, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic affects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections. The Company does not expect the adoption of SFAS 145 in 2003 to have a material impact on its financial statements.

     In June 2002, the Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after January 1, 2003. This statement is not expected to have a material impact on the Company when adopted in 2003.

     On December 31, 2002, the Statement of Financial Accounting Standards No. 148 (“SFAS No.148”) “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements for annual and interim financial statements are effective beginning in 2003. The Company has not yet determined whether it will change to the fair-value method of accounting for stock-based compensation of SFAS 123 and accordingly it is not presently known if adoption of SFAS 148 will have a material impact on the Company’s reported results of operations or financial position in 2003.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 changes the accounting for and the disclosure of guarantees. FIN 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contract to FASB No. 5 which requires recording a liability when a loss is probable and reasonable estimable. The disclosure requirements of FIN 45 are effective for financial statements and annual periods ending after December 1, 2002. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 is not expected to have a material effect upon the Company’s financial statements.

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51.” FIN 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity's activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of FIN 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN 46 is not expected to have a material effect upon the Company’s financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 3 — LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2002, the Company had cash and cash equivalents of $2.8 million. At December 31, 2001, the Company had cash and cash equivalents totaling $2.5 million for a year-to-year increase of $0.3 million. This increase was from cash generated by the Company’s operating activities in 2002 of $1.4 million (principally from the collection of the $1.2 million income tax refund) offset by $1.1 million used to fund capital expenditures and debt service during the year.

     To improve cash flows, the Company and Coast P.A. have arranged for a patient financing program through a national financial institution in January 2002. This program accelerates the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts and brokerage fees.

     In February 2002, the Company received a financing commitment of $1.5 million to finance information technology and telecommunications equipment from a national credit lender through a master lease agreement. Through December 31, 2002 the Company made draws under the facility in the amount of $690,000 to lease certain information technology assets. Management believes this commitment will provide another means to finance capital expenditures and thereby enhance the Company’s liquidity.

     On December 31, 2002, the Company executed a revolving line of credit facility with a commercial lender for its working capital needs, which permits borrowings up to $2,000,000. The Company borrowed $1,760,000 under this revolving credit facility on January 2, 2003. This credit facility replaced the previous credit facility that expired in third quarter 2002 that the Company had not borrowed on since third quarter 2001 due to non-compliance with certain financial covenants. See Note 8 for further description of these credit facilities.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, the $2 million line of credit and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2003. Additionally, to the extent the Company’s joint Dentist Equity Model initiative with the Coast P.A. is successful, management believes additional cash could become available to the Company through accelerated payment of the Coast P.A. management fee receivable through the sale of certain Coast P.A. assets to the Dentist for cash or the assignment by the Coast P.A. to the Company of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     In the event the Company is unable to generate its expected cash flows or fails to have continued access to its $2 million line of credit facility due to any covenant non-compliance or other events of default, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

NOTE 4 – MANAGEMENT FEE RECEIVABLE FROM COAST P.A.

     The management fee receivable represents non-interest bearing indebtedness of Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements. See Notes 1 and 10.

     Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreements to change the methodology for determining the monthly services and support fee earned by the Company and to provide for Coast P.A. to grant the Company a secured interest in Coast P.A.’s trade accounts receivable for payment of services and support fees. The trade accounts receivable collateralizes a portion of the management fee receivable from Coast P.A. The remainder of the management fee receivable is unsecured and represents a concentration of credit risk. Presently, the Company expects Coast P.A. to pay the remainder of the management fee receivable due to the Company from three sources: 1) cash proceeds from the conversion of Dental Centers to the Equity Model; 2) assignment of, and subsequent collection of, notes receivable from the conversion of Dental Centers to the Equity Model; and 3) cash flows from operations.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company and Coast P.A. converted sixteen (16) Dental Centers to the Equity Model (ten (10) in fiscal year 2001 and six (6) in fiscal year 2002). In fourth quarter 2002, the Company and Coast P.A. divested one Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A.

     In connection with these conversions, total consideration raised by the Company and Coast P.A. originally totaled $1.47 million and after considering the divestiture and four Equity Doctor dissolutions, consideration raised totals $1.2 million. The Company and Coast P.A. expect to continue implementation of the Equity Model, which is expected to continue to generate cash and notes receivable consideration for Coast P.A., which can be used to pay down the management fee receivable.

     The Company evaluates the recoverability of the management fee receivable from Coast P.A. and has determined at this time that the management fee receivable is fully collectible and no valuation allowance is necessary. If Coast P.A. is not successful with the strategies outlined above, or if the financial condition of Coast P.A. changes, resulting in its inability to pay the unsecured portion of the management fee receivable, a valuation allowance may be necessary to reduce the carrying value of this asset to an amount that is less than its carrying value. The inability of Coast P.A. to pay the unsecured portion of the management fee receivable could have a material adverse effect on the Company’s financial condition.

     The Company carries the management fee receivable from Coast P.A. as a current asset because the account turns over throughout the year as service and support fees are earned and are collected.

NOTE 5 – DENTIST EQUITY MODEL AND NOTES RECEIVABLE FROM EQUITY DOCTORS

     During the third quarter of 2001, Coast P.A., with the assistance of the Company, began the rollout of the newly developed Dentist Equity Model, whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center (the “Equity Model”). These transactions are structured as a sale of intangible and/or tangible assets of each Dental Center. Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. The Equity Doctor Dental Centers continue to operate under the existing Services and Support Agreement with the Company.

     The Company and Coast P.A. consummated the sale of interests in Dental Centers in accordance with the terms of the Equity Model as follows: ten (10) in 2001 and six (6) in 2002. In fourth quarter 2002, the Company and Coast P.A. divested one Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A.

     In connection with the ten (10) conversions to the Equity Model in 2001, the Company sold tangible assets at their net book value, which approximated market value, totaling approximately $833,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling approximately $833,000 in the form of cash ($29,000) notes receivable from dentists (approximately $224,000) and a receivable from Coast P.A. (approximately $580,000). Subsequently, Coast P.A. assigned its notes receivable of approximately $700,000 (arising from the dentists for the purchase of Coast P.A.’s intangible assets) to the Company in exchange for a $700,000 reduction to the receivable from Coast P.A.

     In connection with the three (3) conversions to the Equity Model in first quarter 2002, the Company sold tangible assets at their net book value, which approximated market value, totaling $317,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling $317,000 in the form of notes receivable from dentists (of $79,000) and a receivable from Coast P.A. (of $238,000). Subsequently, Coast P.A. assigned its notes receivable of $146,000 (arising from the dentists for the purchase of Coast P.A.’s intangible assets) to the Company in exchange for a $146,000 reduction to the receivable from Coast P.A.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Effective April 2002, the Equity Model conversion was modified to allow for the sale of only the intangible assets of the Dental Centers owned by Coast P.A. and not to sell the tangible assets of the Dental Center owned by the Company.

     In connection with the three (3) Dental Centers converted to the Equity Model in second quarter 2002, Coast P.A. assigned its notes receivable of $292,500 (arising from the dentists’ purchase of Coast P.A.’s intangible assets) to the Company in exchange for a $292,500 reduction of the receivable from Coast P.A. In fourth quarter 2002, the Company and Coast P.A. divested one Dental Center and sold the business and remaining assets to the owner-dentist. The Company received $270,000 of the sale of proceeds from this divestiture in exchange for settlement of the Equity Doctor note receivable and the leasehold improvements of the leased facility assumed by the Equity Doctor as part of the transaction. The Company incurred a loss of $93,000 on this asset sale transaction. In addition, in fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A. The Company acquired property and equipment from the Equity Doctor entities and Coast P.A. with a fair value of $435,000 in satisfaction of $206,000 in Equity Doctor notes receivable and a reduction in the Coast P.A. receivable of $229,000.

     Trade receivables incurred (or reduced) in connection with the Equity Model from Coast P.A. are classified in management fee receivable in the financial statements.

     The short-term notes receivable from Equity Doctors have an interest rate of 10% with a term of approximately three to five months. The long-term notes receivable from Equity Doctors have an interest rate of 10% with a seven-year term including a one-year interest-only period. Both the short-term and long-term notes provide for principal and interest payments monthly. As of December 31, 2002 and 2001, respectively, total notes receivable due from Equity Doctors are $966,000 and $819,000 including the current portion of $115,000 and $21,000. These notes receivable are secured by a collateral interest in all of the Equity Doctor’s interest in the dental practice, are personally guaranteed by the Equity Doctors and a key-man life insurance policy is in place with the Company as a beneficiary. These secured notes receivable represent a concentration of credit risk. The Company evaluates the recoverability of these secured notes receivable and has determined at this time that these secured notes receivable are fully collectible and no valuation allowance is necessary.

NOTE 6 — DENTAL CENTER CLOSINGS AND IMPAIRMENT CHARGES

     Dental Center Closing, Consolidations and Relocations. The Company and Coast P.A. continuously evaluate the performance of the Dental Centers and dental practices. During 2002 and 2001, decisions were made to close and or consolidate into other locations a total of sixteen (16) Dental Centers and in addition, in 2002, to relocate one Dental Center to a newer and larger facility to support the continued growth of that Dental Center. Locations selected for closure or consolidation were under-performing and certain of which had lease expirations in the near future. The Company believes that closing under-performing Dental Centers will improve the overall financial performance of the Company while allowing management to focus its efforts on improving the performance at the remaining Dental Centers.

     The closings, consolidations and relocations in fiscal years 2002 and 2001 were as follows: eight (8) in 2002 (of which two (2) were in fourth quarter 2002), one (1) relocation in 2002; eight (8) closing and consolidations in 2001 – all of which were in fourth quarter 2001. Of the sixteen (16) facilities closed or consolidated over the two year period ending December 31, 2002, fourteen (14) were previously acquired Dental Centers with acquired intangible asset values and two (2) internally developed Dental Centers without any acquired intangible asset values.

     In connection with the fiscal year 2002 closures, the Company recognized a non-cash charge of approximately $2.6 million in 2002 to provide for the related asset impairments (fixed assets, leasehold improvements and intangible assets) and the remaining lease and facilities commitments. Of this charge, $0.6 million is for estimated lease and facilities commitments. The remaining charge of $2.0 million is a write down of tangible and intangible assets with no future cash obligation. Seven Dental Centers ceased operations during 2002 while the eighth ceased operations in January 2003.

     In connection with the fiscal year 2001 closures, the Company recognized a non-cash charge of approximately $2.8 million in the fourth quarter of 2001 to provide for the related asset impairments (fixed assets, leasehold improvements and intangible assets) and the remaining lease and facilities commitments. Of this charge, $0.4 million is for estimated lease and facilities commitments. The remaining charge of $2.4 million is a write down of tangible and intangible assets with no future cash obligation. Seven of these Dental Centers ceased operations in December 2001 while the eighth ceased operations in January 2002.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The activity in the related accrued dental center closing expense is as follows:

	December 31,

	2002	2001

Accrued expense – beginning of year	$420,304	$—

Closing and relocation charge – current year	2,707,819	2,750,994
Closing and relocation charge – revision to prior year	(82,995)	—

Subtotal – Closing and relocation charge	2,624,824	2,750,994
Write off of tangible and intangible assets	(2,061,211)	(2,330,690)
Payments	(261,062)	—

Accrued expense – end of year	$722,855	$420,304

     The Dental Center closing accrual at December 31, 2002 includes $164,896 for the Dental Centers closed in 2001 and $557,959 for the Dental Centers closed in 2002.

     Asset Impairment Charges. The Company evaluates the recoverability of its investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted future cash flows. As a result of this evaluation in 2002, three (3) Dental Centers were impaired. An impairment charge of $1.3 million was recorded in the 2002 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis to their carrying values. In addition, an impairment charge of $0.3 million was recorded in 2002 to reduce to realizable value of certain surplus dental equipment and certain other equipment.

     As a result of this evaluation in 2001, one (1) Dental Center was impaired. An impairment charge of $0.95 million was recorded in 2001 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis to its carrying value.

NOTE 7 — LONG LIVED ASSETS

     The Company’s property and equipment, net consists of the following:

	December 31,

	2002	2001

Furniture, fixtures and equipment	$15,671,562	$16,486,663
Leasehold improvements	12,338,898	12,554,435
Leased equipment	121,168	300,387

	28,131,628	29,341,485
Less accumulated depreciation	(14,395,020)	(11,874,531)

	13,736,608	17,466,954
Construction in progress	29,100	143,040

Total	$13,765,708	$17,609,994

     Depreciation expense was $3,668,891, $3,712,302 and $3,530,394 for the years ended December 31, 2002, 2001 and 2000, respectively.

     During 2002 and 2001, the Company sold property and equipment with a net book value of approximately $317,000 and $833,000, respectively in connection with the Equity Model. Of this total, property and equipment with net book values of approximately $238,000 (in 2002) and $580,000 (in 2001); and $79,000 (in 2002) and $253,000 (in 2001) were sold to the Coast P.A. and selected dentists, respectively. These assets were sold at market value, which approximated the net book value and therefore, no gain or loss was recorded on these transactions.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     In fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A. The Company acquired property and equipment from the Equity Doctor entities and Coast P.A. with a fair value of $435,000.

     The Company’s acquired intangible assets consists of the following:

	As of December 31, 2002

	Gross Carrying		Accumulated
	Amount		Amortization

Amortized intangible assets
Non-compete agreements	$1,124		$(841)
Acquisition costs	1,564		(278)
Service and support agreements	11,867		(3,206)

Total	$14,555		$(4,325)

Aggregate Amortization Expense:

For the year ended December 31, 2002		$779

Estimated Amortization Expense:

For the year ended December 31, 2003		$736
For the year ended December 31, 2004		$731
For the year ended December 31, 2005		$644
For the year ended December 31, 2006		$609
For the year ended December 31, 2007		$609

NOTE 8 — DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company’s debt obligations consists of the following:

	December 31,

	2002	2001

Notes payable issued in connection with various acquisitions with varying installments at interest rates ranging from 8.0% to 9.0%	$90,598	$350,270
Revolving lines of credit	—	—

Total long term debt	90,598	350,270
Less current maturities	(90,598)	(257,520)

Long-term debt, excluding current maturities	$—	$92,750

     Through November 4, 2002, the Company had a $5 million revolving line of credit with a commercial bank, Bank of America, N.A. The credit facility was originally in the amount of $20 million and was amended to reduce the credit line to $5 million in 2001. This credit facility was a revolver, maturing November 4, 2002, with interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. Under terms of the 2001 amendment, no funds would be available until the Company met certain financial performance levels. As of December 31, 2001 and through the date of expiration of the credit facility in November 2002 the Company did not meet the financial performance measures required to be able to draw on the credit facility. Accordingly, as of December 31, 2001, and through November 2002, the Company had no outstanding borrowings from this facility.

     On December 31, 2002, the Company closed on a $4 million Revolving Credit, Term Loan and Security Agreement with a commercial lender, CapitalSource Finance, LLC (“Capital Source”) that includes a $2 million revolving line of credit and a $2 million term loan. This credit facility has a three (3) year term and expires December 31, 2005. The term loan can only be accessed to finance the buyback of the Company’s common stock. See further discussion in Note 14. The $2 million revolving credit facility bears interest at the prime rate plus 2.25%, or 7.0%, at December 31, 2002. This revolving line of credit is secured by substantially all of the Company’s assets, requires the Company to meet certain minimum financial covenants and comply with customary affirmative and negative covenants. There is a commitment fee for the unused portion of the revolving line of credit of 1.00%, and a collateral management fee of 1.26%. At closing on December 31, 2002, a commitment fee was paid totaling $60,000 comprised of 1.00% on the $2 million revolving credit facility and 2.00% on the $2 million term loan credit facility. Should the Company terminate the revolving line of credit facility within the first twelve months, an early termination fee of $60,000 is due and $20,000 is due if terminated in the second twelve months. An investment banking firm affiliated with a director of the Company assisted the Company in securing the CapitalSource loan and earned investment banking fees, which were paid in first quarter 2003 (see also Note 10). Under terms of the commitment letter from CapitalSource, the Company agreed to reimburse the lender for certain costs and expenses. The Diasti Family Limited Partnership, a related party (see Note 10), paid a $50,000 deposit toward such costs in December 2002. After the loan facility was closed, the Company reimbursed the Diasti Family Limited Partnership the $50,000 in January 2003.

     The Company did not draw on the revolving line of credit at closing; therefore, there were no borrowings as of December 31, 2002; however, the Company did draw $1,760,000 for working capital purposes on January 2, 2003.

     The Company's capital lease obligations are as follows:

	December 31,

	2002	2001

Capital lease obligations, at varying interest rates of imputed interest From 15% to 21%, collateralized by fully amortized leased equipment	$105,681	$—
Less current portion	(27,327)	—

Capital lease obligations, net of current portion	$78,354	$—

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Scheduled payments on capital lease obligations and debt as of December 31, 2002 are as follows:

	Capital Lease	Long-Term
	Obligations	Debt

2003	$27,327	$90,598
2004	30,074	—
2005	33,098	—
2006	15,182	—

Total	$105,681	$90,598

NOTE 9 — INCOME TAXES

     For the years ended December 31, 2002, 2001 and 2000, respectively, the income tax (expense) benefit consisted of the following:

	2002	2001	2000

Current:
Federal	$1,026,629	$336,222	$421,162
State	—	2,787	26,408

Total current income tax (expense) benefit	1,026,629	339,009	447,570

Deferred:
Federal	—	(160,356)	287,792
State	—	(24,299)	76,955

Total deferred income tax (expense) benefit	—	(184,655)	364,747

Total current and deferred	$1,026,629	$154,354	$812,317

     The components of deferred tax assets (liabilities) as of December 31, 2002 and 2001, respectively, are as follows:

	December 31,

	2002	2001

Deferred tax asset:
AMT credit carryforward	$753,449	$300,836
Net operating loss carryforwards	302,563	1,891,462
Accrued Dental Center closing costs	261,388	158,160
Basis difference in fixed assets and intangible assets	506,478	—
Impairment reserves	462,726	358,364
Other accrued expenses	990,268	888,583

Total deferred tax asset	3,276,872	(3,597,405)
Less: Valuation allowance	(3,276,872)	(3,134,621)

Net deferred tax asset	—	462,784
Deferred tax liability:
Basis difference in fixed assets and intangible assets	—	(462,784)

Net deferred tax asset (liability)	$—	$—

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate as of December 31, 2002, 2001 and 2000 respectively, is as follows:

	December 31,

	2002	2001	2000

Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	—	(0.2)	3.3
Tax exempt interest income	—	0.6	5.1
Non deductible intangible assets	(11.3)	(0.6)	(2.7)
Change in valuation allowance	(3.9)	(32.9)	—
Miscellaneous	1.9	0.7	(0.6)

Effective tax rate	20.7%	1.6%	39.1%

     For the year ended December 31, 2002, 2001 and 2000, federal net operating losses were $0.2 million, $4.8 million and $0, respectively. These federal net operating loss carryforwards will expire if unused by December 31, 2022.

     For the years ended December 31, 2002, 2001 and 2000, the state net operating loss carryforwards were $6.3 million $6.8 million and $1.6 million, respectively. These state net operating loss carryforwards will expire if unused by December 31, 2022.

     In 2002, the Company generated a federal net operating loss of $135,000 and an AMT net operating loss of $877,000. The Company will be able to carryback the AMT net operating loss of $877,000 to tax year 1998. The net operating loss of $135,000 will be carried forward as no prior year taxable income is available for carryback.

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

     The effect of the change in tax law has been recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted.

     The 2002 income tax benefit of $1,027,000 includes the $888,000 tax benefit from the change in law when enacted as well as an income tax benefit of $139,000 for 2002 for the AMT net operating loss that can be carried back.

     The Company incurred a federal tax net operating loss in 2002, 2001 and 2000. Based on the three-year history of incurring net operating losses, the Company has provided a full valuation allowance on its remaining net deferred tax asset. As a result, the Company can not conclude that the realization of the deferred tax asset is more likely than not but will re-evaluate the amount of the valuation allowance on an ongoing basis.

NOTE 10 — RELATED PARTY TRANSACTIONS

     The Audit Committee of the Board of Directors, comprised of independent directors, reviews and approves the Company’s related party relationships and transactions.

     Service and Support Agreements with Coast P.A. The Company has agreements to provide services and support to the dental practices operated by Coast P.A. Currently the Company’s only source of net revenue are the service and support fees charged to Coast P.A. under these agreements. Adam Diasti, D.D.S., a Director, President and a majority shareholder of the Company, is the sole owner of Coast P.A. See Note 1 for a further description of the relationship with Coast P.A. and Notes 1 and 4 for description of the amendments to the Service and Support Agreements in 2002.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Agreement with Adam Diasti, D.D.S. The Company has an agreement with Adam Diasti, D.D.S., pursuant to which Dr. Diasti has agreed to sell all of his shares of Coast P.A. stock to a licensed dentist designated by the Company if certain events occur. Dr. Diasti is a Director and President and a majority stockholder of the Company. The purchase price under the agreement, if the certain event should occur, will be the fair market value of Dr. Diasti’s shares of the Coast P.A.’s stock. The Company has no financial interest in Coast P.A., nor would it benefit financially from any sale of the Coast P. A. stock.

     Accounts Receivable from Coast P.A. As of December 31, 2002, the balance of the management fee receivable from Coast P.A. was approximately $17.4 million. This amount is directly attributable to service and support fees earned. Also, the Company, from time-to-time, has advanced funds under the Services and Support Agreements to Coast P.A. for operations, or when Coast P.A. was acquiring dental practices, advanced funds for acquisitions of existing dental practices. A portion of the management fee receivable is unsecured and represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should Coast P.A. be unable to pay its debts. This receivable is considered fully collectible and no bad debt allowance has been provided. See further discussion in Note 4 regarding the management fee receivable from Coast. P.A.

     Note Receivable from Coast P.A.. The Company periodically advances funds to/from Coast P.A. These advances to and from Coast P.A. are reflected on the balance sheet as a note receivable from Coast P.A. for approximately $0.2 million at both December 31, 2002 and December 31, 2001. These notes receivable are non-interest bearing and are due upon demand.

     Loans to Majority Stockholders. Through June 30, 2002, the Company periodically advanced funds to/from the majority stockholders. Advances to the majority stockholders, and affiliates of majority stockholders shown on the balance sheet in Other Assets, are non-interest bearing and were approximately $182,000 and $163,000 at December 31, 2002 and 2001, respectively.

     Stock Option Grants to Affiliated Professionals and Stock Option Receivable from Coast P.A. Pursuant to the Company’s Affiliated Professionals Stock Plan, the fair value of the Company’s stock options granted to affiliated dental professionals employed by Coast P.A. are charged to Coast P.A. and reimbursed to the Company. Upon the departure or termination of a dental professional from Coast P.A., any options previously granted that are forfeited by the dental professional pursuant to the terms of the affiliated professional benefit plan, revert to Coast P.A. for reissuance to new dental professionals. As a result of such forfeitures, Coast P.A. currently holds options to purchase 148,658 shares of the Company’s common stock at exercise prices ranging from $2.45 per share to $76.13 per share. At December 31, 2002 and 2001, the Company has recorded a stock option receivable from Coast P.A. as a reduction of stockholders’ equity in the amount of $2.5 million and $2.4 million, respectively for amounts due for the stock option grants to the Affiliated Professionals Stock Plan. This stock option receivable represents the fair value of the options issued to the dental professionals employed by Coast P.A. and is reimbursable to the Company from Coast P.A. See Note 12 for a further description of the plan. This stock option receivable is considered fully collectible and no bad debt allowance has been provided.

     Dentist Equity Model. During the third quarter of 2001, Coast P.A., with the assistance of the Company, began the rollout of the newly developed Dentist Equity Model, whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. These transactions are structured as a sale of intangible and/or tangible assets of each Dental Center. Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. The Equity Doctor Dental Centers continue to operate under the existing Services and Support Agreement with the Company.

     The Company and Coast P.A. consummated the sale of interests in Dental Centers in accordance with the terms of the Equity Model as follows: ten (10) in 2001 and six (6) in 2002. In fourth quarter 2002, the Company and Coast P.A. divested one Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A.

     See Note 5 for further discussion of the conversion of the Dental Centers to the Equity Model.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Supply Agreement. The Company entered into a Supply Agreement dated September 27, 2000 with edentaldirect.com, Inc. Tim Diasti, a majority stockholder of the Company, is an officer, director and shareholder of edentaldirect.com, Inc. and brother of Terek and Adam Diasti. The Company’s executive officers and directors, Terek Diasti and Adam Diasti, and its directors, Donald R. Millard and Darrell C. Smith are also shareholders of edentaldirect.com, Inc. Under the Supply Agreement, the Company purchases dental products and supplies from edentaldirect.com, Inc. During 2002, 2001 and 2000, the Company paid edentaldirect.com, Inc. approximately $4,034,000, $1,380,000 and $89,000, respectively, for dental products and supplies, which represents approximately 69%, 35% and 3% of the Company’s total supply purchases for such periods. At December 31, 2002 and 2001 the Company owed edentaldirect.com approximately $212,000 and $420,000 for the purchase of dental products and supplies, which is included in Accounts Payable in the accompanying financial statements. In 2002, the Company began purchasing Celara brand denture systems from edentaldirect.com that are produced by Dentovations, Inc, which is 50% owned by the Diasti Family Limited Partnership (a related party). The Company’s purchases of Celara denture systems totaled $22,000 through December 31, 2002.

     Dental Lab Products – In third quarter 2002, the Company began purchasing a portion of its dental lab products from Summit Dental, Inc. d/b/a Global Prosthetic Services (“Summit”). Summit is 51% owned by the sister and brother-in-law of Terek and Adam Diasti. Terek and Adam Diasti are directors of Summit. Terek Diasti has personally guaranteed the real property lease for the space used by Summit to conduct its operations. Through December 31, 2002, payments by the Company to Summit totaled $214,000.

     Split Dollar Life Insurance Arrangement. In February 1998, the Company entered into split-dollar life insurance arrangements with executive officers and directors Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, the Company lends the money to pay the annual premiums and has received collateral assignments of the life insurance policies to secure repayment of the loans. Upon the death of the covered person the Company is entitled to receive repayment of the loans from the life insurance proceeds. In 2001, the Company loaned $56,000 and $87,000 to Terek Diasti and Adam Diasti, respectively, for the premiums on the life insurance policies. There were no loans in 2002. The Company has the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. The total of these non-interest bearing receivables reflected as Other Assets in the balance sheet at December 31, 2002 and 2001 is $1,020,000 and $1,777,000, respectively, net of valuation allowances on the underlying investments of the split dollar life insurance policies totaling $882,000 and $505,000. In 2002, the Company redeemed the cash surrender value of life insurance for two former officers of the Company and collected cash proceeds of $380,000. The change in the valuation allowance for the years ended 2002, 2001 and 2000 was $377,000 (expense); $238,000 (expense); and $267,000 (expense) and is recorded in General and Administrative Expenses in the accompanying Statement of Operations.

     Legal Services. Darrell C. Smith, a partner in the law firm of Shumaker, Loop & Kendrick, LLP, became a director of the Company in 2002. This firm has served as general counsel to the Company for several years. In 2002, the Company paid the law firm fees totaling $477,000 for services rendered.

     Investment Banking Services. A director of the Company, Geoffrey L. Faux is a partner in the investment-banking firm of Harpeth Capital, LLC. Harpeth Capital, LLC assisted the Company in securing its financing with CapitalSource and was paid fees of $40,000 in first quarter 2003 for these services, which were accrued at December 31, 2002.

     Patient Financing – Brokerage Fees. Coast P.A. offers private label credit card financing to its patients through a national bank. eHealthCredit.com, Inc. (“eHealth”) markets the credit card program and is paid a brokerage fee by the Company. The Diasti Family Limited Partnership (an affiliate of the Company) and Darrell C. Smith (a director of the Company) own 90% and 5%, respectively, of eHealth. In third quarter 2002, the Company paid eHealth brokerage fees of approximately $85,000 for the period from January 2002 to July 2002 in connection with the credit card program. In addition, in third quarter 2002, the Company paid eHealth a $15,000 penalty (the maximum quarterly penalty) as patient financing volume in the second quarter 2002 was below certain specified target levels. Brokerage fees due to Health as of December 31, 2002 were approximately $137,000 and total brokerage fees earned by eHealth in fiscal year 2002 were approximately $222,000. Further, the Company has entered into a guaranty with the bank pursuant to which it has agreed to guarantee and become a surety for eHealth’s obligations under the credit card program. eHealth’s obligations to the bank would be for the unamortized cost of credit card approval machines, if any, should Coast P.A. return any machines to the bank within the period of the agreement. At inception of the program, eHealth’s maximum obligation was $69,000. Further, although the credit card program brokerage fee received by eHealth was previously required to be split between eHealth and Adenta Patient Financing, LLC

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

(“Adenta”), a company owned in part by Diasti Holdings, LLC (also an affiliate of Coast Dental), both Adenta and Diasti Holdings, LLC are in dissolution. No fees have been paid by either the Company or Coast P.A. to Adenta or Diasti Holdings, LLC. Adenta was an additional named insured on the Company’s property and casualty insurance policies through third quarter 2002. Estimated annual premiums for inclusion on Adenta on these insurance policies was $2,100.

     Loan from Diasti Family Limited Partnership. The Company entered into a credit agreement with the Diasti Family Limited Partnership in February 2003 for the Diasti Family Limited Partnership to loan the Company up to $3,400,000 at an annual interest rate of 5.00% to finance a buyback of the Company’s common stock. The loan is due five years from the date the funds are borrowed. Subject to the approval of the Company’s senior lender, CapitalSource, the loan is secured by a second priority lien on all of the Company’s assets. See further discussion of the proposed stock buyback in Note 14.

     Loan Guarantee. Upon the successful completion of a buyback of substantially all of the Company’s outstanding common stock and drawing on the $2 million Capital Source term loan, the Diasti Family Limited Partnership and Coast P.A. will guarantee certain indebtedness of the Company under the $4 million credit facility with CapitalSource. See further discussion of the proposed stock buyback in Note 14.

     Loan Closing Costs. Under terms of the commitment letter from CapitalSource (see Note 8), the Company agreed to reimburse the lender for certain costs and expenses. The Diasti Family Limited Partnership paid a $50,000 deposit toward such costs in December 2002. After the loan facility was closed, the Company reimbursed the Diasti Family Limited Partnership the $50,000 in January 2003. This liability is included in Other Accrued Expenses in the accompanying balance sheet at December 31, 2002.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 11 — COMMITMENTS AND CONTINGENCIES

     The Company leases space for operation of its Dental Centers, primarily under non-cancelable operating leases, for generally a five to seven year term with renewal options. Dental Center Occupancy expense includes rent expense for these leased facilities totaling $4,719,000, $5,187,000, and $4,734,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

     Future minimum payments under non-cancelable leases are as follows:

Future Minimum
Years Ended December 31,	Lease Payments

2003	$4,387,000
2004	2,782,000
2005	2,036,000
2006	1,159,000
2007	585,000
Thereafter	199,000

Total	$11,148,000

     The Company has entered into employment agreements with three of its officers, two of whom are the largest stockholders of the Company and together own a majority of the Company’s common stock. The terms of the agreements are from two to five years.

     The Company is a party to a number of legal and administrative proceedings and other claims arising in the ordinary course of business, including matters related to the dental services provided to patients by Coast P.A. To date, these proceedings have not had a material effect on the Company's financial condition, results of operations or cash flows. However, there can be no assurance that in future periods these proceedings will not have a material effect on our business, financial condition, results of operations or cash flows.

     The Company previously disclosed in its most recent Form 10-K and Form 10-Q's that it is a party to employee related matters two of which are collective action complaints. Settlements have been reached for three such matters with a maximum cost to us totaling $842,000 (including plaintiff's legal fees and expenses). Through December 31, 2002, payments on these three matters totaling $220,000 have been made and the Company expects to make the remaining payments in the next two quarters. The amounts accrued for these matters are included on the Balance Sheet in Other Accrued expenses.

     The Company is a business services company that provides comprehensive business services and support to general dentistry practices and it does not provide or perform dental services. The dental services are provided to patients solely by licensed dentists and dental hygienists employed by Coast P.A. The Company is named as a party in several professional liability matters brought by patients against Coast P.A. However, it does not expect to have any liability exposure because it does not provide or perform dental services. Furthermore, the Company has never been found liable in a professional liability lawsuit for dental services provided by a dental professional. However, there can be no assurance that in the future a court of law will not find the Company liable in a professional liability lawsuit.

     While the outcome of the pending legal and administrative proceedings and other claims cannot be predicted with certainty, management does not expect the pending matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company. The Company has accrued amounts it believes are appropriate at the present time with respect to the pending and settled legal and administrative proceedings and other claims based upon discussions with legal counsel and the nature and present status of such proceedings. The Company intends to vigorously defend its positions in each of the pending matters.

NOTE 12 — STOCKHOLDERS’ EQUITY

     Effective April 1, 1996, the Board of Directors adopted, and the stockholders of the Company approved, two stock incentive plans: the Employee Stock Option Plan (the “Incentive Plan”) and the Affiliated Professionals Stock Plan (the “Professionals Plan,” together, the “Plans”). The purpose of the Plans is to provide directors, officers, key employees and dental professionals employed by Coast P.A. (subject to reimbursement by Coast P.A.) with additional incentives by increasing their proprietary interest in the Company or tying a portion of their compensation to increases in the price of the Company’s common stock. The aggregate number of shares of Common Stock subject to each plan is 750,000 shares.

     The following tables summarize the stock option transactions for the Affiliated Professionals Plan and the Incentive Plan for the three years ended December 31, 2002. These tables reflect the retroactive adjustment for the one-for-three reverse stock split that was consummated during 2001.

COAST DENTAL SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Professionals Plan (For Affiliated Dental Professionals):

					Weighted
	Number of				Average
	Shares	Range Per Share			Exercise Price

Outstanding as of January 1, 2000	177,141	$9.75	–	$89.25	$28.62
Granted	129,547	$5.25	–	$7.31	$6.39
Forfeited	(124,313)	$16.50	–	$46.05	$10.95

Outstanding as of December 31, 2000	182,375	$5.25	–	$89.25	$15.75
Exercisable as of December 31, 2000	160,853
Granted	98,300	$2.55	–	$3.14	$2.88
Forfeited	(26,250)	$3.14	–	$76.13	$17.71

Outstanding as of December 31, 2001	254,425	$2.55	–	$89.25	$10.71
Exercisable as of December 31, 2001	83,775
Granted	33,465	$2.45	–	3.11	$2.71
Forfeited	(26,423)	$2.45	–	76.13	$10.93

Outstanding Dental Professionals	261,467	$2.45	–	89.25	$9.66
Outstanding Coast P.A.	148,658	$2.45	–	76.13	$12.14

Outstanding as of December 31, 2002	402,859	$2.45	–	89.25	$10.56

Exercisable as of December 31, 2002	277,863

      The fair value of the options at December 31, 2002 and 2001, totaling $2,541,183, and $2,453,206, respectively, issued to the dental professionals employed by Coast P.A. is charged to Coast P.A. and reimbursed to the Company from Coast P.A. Stock options forfeited by dental professionals revert to Coast P.A. under their original terms. As a result of such forfeitures, Coast P.A. currently holds options to purchase 148,658 shares of the Company’s common stock at exercise prices ranging from $2.45 per share to $76.13 per share.

Incentive Plan (For Directors and Employees):

					Weighted
	Number of				Average
	Shares	Range Per Share			Exercise Price

Outstanding as of January 1, 2000	122,163	$13.50	–	$91.50	$30.78
Granted	97,501	$4.59	–	$6.19	$6.18
Forfeited	(22,622)	$6.19	–	$76.13	$25.92

Outstanding as of December 31, 2000	197,042	$4.59	–	$91.50	$19.14
Exercisable as of December 31, 2000	176,983
Granted	—	$0.00	–	$0.00	$0.00
Forfeited	(50,570)	$4.59	–	$76.13	$17.61

Outstanding as of December 31, 2001	146,472	$4.59	–	$91.50	$19.81
Exercisable as of December 31, 2001	88,467
Granted	198,833	$2.25	–	5.27	$2.93
Forfeited	(50,323)	$2.25	–	76.13	$8.42

Outstanding as of December 31, 2002	294,982	$2.25	–	91.50	$10.38

Exercisable as of December 31, 2002	90,905

	Options Outstanding			Options Exercisable

		Remaining Life	Weighted		Weighted
Ranges of		In Years	Average		Average
Exercise Price	Shares	(Weighted Average)	Exercise Price	Shares	Exercise Price

under $10.00	230,259	5.69	$2.17	26,557	$4.54
$10.01 to $20.00	22,678	6.52	$14.18	22,678	$14.18
$20.01 to $30.00	23,720	5.23	$27.81	23,345	$27.92
$30.01 to $40.00	382	4.23	$36.69	382	$36.69
$40.01 to $50.00	4,575	4.79	$45.37	4,575	$45.37
$50.01 to $60.00	460	5.45	$54.38	460	$54.38
$60.01 to $70.00	3,396	4.90	$67.93	3,396	$67.93
$70.01 to $80.00	9,279	5.28	$73.90	9,279	$73.90
$80.01 to $90.00	233	4.80	$85.88	233	$85.88

Total	294,982			90,905

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     For purposes of pro forma disclosure in accordance with the provisions of Statement 123 (See Note 2), the estimated fair value of the options at the date of the grant is amortized, on a pro-forma basis, to expense over the vesting period, generally three years. Under the fair value method, the Company’s pro forma net loss and diluted loss per share would have been $(4,180,728) and $(2.00); $(9,542,236) and $(4.56); and ($1,657,739) and $(0.79) for 2002, 2001 and 2000, respectively. The Company estimated the fair value of the Incentive Plan options utilizing an option pricing model based on a market price and exercise price ranging from $2.25 to $89.25 per share, a risk-free interest rate of 3.6%, a four year expected life, a 67.8% expected volatility, and no dividends.

     The weighted average remaining contractual life for the options outstanding as of December 31, 2002, for both plans, is approximately 6 years.

NOTE 13 — BENEFIT PLANS

     The Company has a 401(k) Retirement Savings Plan (the “401(k) Plan”) covering substantially all employees. Matching employer contributions, if any, are set at the discretion of the Board of Directors or the applicable committee thereof. For the years ended December 31, 2002, 2001 and 2000, respectively, there were no Company matching contributions.

NOTE 14 — SUBSEQUENT EVENTS (unaudited)

     CapitalSource Revolving Line of Credit. The Company made a draw of $1,760,000 for working capital purposes on January 2, 2003 under the $2 million working capital revolving line of credit with CapitalSource that it consummated on December 31, 2002. See Note 8.

     Self-Tender Offer. On March 4, 2003 the Company initiated a self-tender offer (the “Offer”) to purchase all of the outstanding shares of common stock for $4.50 per share. Following completion of the Offer and due to the very small shareholder base and the infrequent trading activity of the Company’s common stock, the Company intends to delist its common stock from trading on the Nasdaq SmallCap Market and to terminate the registration of its common stock under the Securities Exchange Act of 1934, as amended. If this occurs, the Company will become a private company and there will be no public market for its common stock. The purpose of the Offer is to provide shareholders with liquidity for the common stock prior to delisting and deregistration for a price that a Special Committee consisting of independent members of the Board of Directors has determined to be fair to the Company’s shareholders other than the Continuing Shareholders (as defined below). Although the Offer is being made to all holders of the Company’s common stock, Terek Diasti, Chairman of the Board of Directors and Chief Executive Officer of the Company, Adam Diasti, a Director and President of the Company, and the Diasti Family Limited Partnership, (collectively referred to as the “Continuing Shareholders”) who beneficially own approximately 52% of the Company’s common stock currently issued and outstanding (including all Company common stock issuable pursuant to currently exercisable stock options) have advised the Company that they do not intend to tender any of the Company’s common stock pursuant to the Offer.

     After the self-tender offer was announced, the Company received two unsolicited offers for the purchase of the Company. The Company’s board of directors has rejected both of these unsolicited offers.

     The Company plans to finance the Offer through borrowings from the term loan portion of the $4,000,000 Revolving Credit, Term Loan and Security Agreement with CapitalSource which includes a $2,000,000 revolver and a $2,000,000 term loan (the “Term Loan”) and from the Company’s largest shareholder, the Diasti Family Limited Partnership, under an agreement to loan up to $3,400,000 (the “Credit Agreement”). The Company will be the borrower under the Term Loan and the Credit Agreement. The Company plans to repay the Term Loan and the Credit Agreement when due through internally generated funds.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Term Loan provides that CapitalSource will loan the Company up to $2,000,000 to finance the Offer at an interest rate equal to the prime rate plus 4.75%. The principal of the Term Loan is payable in monthly installments in months seven through twenty-four from the date the funds are borrowed. The Term Loan is secured by a first priority lien on all of the Company’s assets and will be guaranteed by the Diasti Family Limited Partnership. The Company will be required to prepay all or a portion of the Term Loan under certain circumstances. The Company will be required to meet certain monthly financial covenants for minimum EBITDA (as defined), minimum fixed charge coverage ratio, minimum net leverage, minimum cash collections and minimum liquidity in order to initially borrow and maintain borrowings under the Term Loan. There can be no assurance that the Company can continue to meet these monthly financial covenants. The Company is also subject to certain affirmative and negative covenants. Upon borrowing on the Term Loan, the Company is required to issue warrants to CapitalSource which are immediately exercisable into 1.00% of the Company’s issued and outstanding common stock at a strike price equal to $.01 per Share. The Company has the option to redeem the warrant upon the conclusion of a successful tender offer.

     The Credit Agreement provides that the Diasti Family Limited Partnership will loan the Company up to $3,400,000 to finance the Offer at an interest rate of 5.00%. The loan will be due five years from the date the funds are borrowed. The loan is subordinated to the Term Loan and, subject to the prior approval of CapitalSource, will be secured by a second priority lien on all of the Company’s assets.

     The Company does not have any alternative financing arrangements or alternative financing plans in the event it is unable to borrow, for any reason, under the Term Loan or the Credit Agreement.

     As a condition of drawing on the $2 million Capital Source term loan to finance the Offer, the Diasti Family Limited Partnership and Coast P.A. will guarantee certain indebtedness of the Company under the $4 million credit facility with CapitalSource.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 15- QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the Company’s results of operations for the periods indicated:

Quarter Ended	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002

Net revenue	$13,570,504	$14,240,330	$14,728,596	$13,424,504
Gross profit	$2,295,134	$2,320,732	$1,950,990	$1,229,211
Net income/(loss)	$1,150,020	$23,957	$(2,042,334)	$(3,075,440)
Net income/(loss) per common share:
Basic	$0.55	$0.01	$(0.98)	$(1.47)
Diluted	$0.55	$0.01	$(0.98)	$(1.47)

Quarter Ended	March 31, 2001	June 30, 2001	September 30, 2001	December 31, 2001

Net revenue	$11,152,467	$10,654,160	$10,376,817	$11,377,811
Gross profit	$1,166,158	$839,171	$617,543	$751,580
Net loss	$(1,373,768)	$(1,061,930)	$(1,634,625)	$(5,296,338)
Net loss per common share:
Basic	$(0.66)	$(0.51)	$(0.78)	$(2.53)
Diluted	$(0.66)	$(0.51)	$(0.78)	$(2.53)

     The net loss and net loss per common share for the quarter ending September 30, 2002 is due in part to the Dental Center closings charge and increase in the valuation allowance on the cash surrender value of key-man life insurance, which was recorded in September 2002. The impact of these charges on net loss and net loss per share was approximately $(1.9) million and $(0.93) per share, respectively.

     The increase in the net loss and net loss per common share for the quarter ending December 31, 2002 is due to the Dental Center closings and asset impairment charges recorded in December 2002. The impact of these charges on net loss and net loss per share was approximately $(2.2) million and $(1.05) per share, respectively.

     The increase in the net loss and net loss per common share for the quarter ending December 31, 2001 is due to the Dental Center closings and impairment charge recorded in December 2001. The impact of these charges on net loss and net loss per share was approximately $(3.7) million and $(1.77) per share, respectively.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

PART III

Item 10. Directors and Executive Officers of the Registrant

     The information required by this Item is incorporated herein by reference to the information under the headings “Management — Directors and Executive Officers” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the information under the headings “Management — Compensation of Executive Officers and Directors” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 12. Security Ownership of Certain Beneficial Owners and Management

     The information required by this Item is incorporated herein by reference to the information under the headings “Management — Security Ownership of Management and Others” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which will be filed with the Securities and Exchange Commission on or before April 30, 2003.

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     Within 90 days prior to the date of this report, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there have been no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their last evaluation.

Limitations on the Effectiveness of Controls

     Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can, provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can, be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood, of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control way become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent Limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Certifications

     Appearing immediately following the Signatures section of this report there are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A) FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)	Financial Statements: See Item 8.

(2)	Financial Statement Schedules: See (D) below.

(3)	Exhibits: See Exhibit Index.

(B) REPORTS ON FORM 8-K

     None.

(C) EXHIBITS

     See Exhibit Index.

(D) FINANCIAL STATEMENT SCHEDULES

     The Financial Statement Schedules required are either included in the Notes to Financial Statements, or are otherwise omitted because of the absence of the conditions under which they are required, except Schedule II — Valuation and Qualifying Accounts which is set forth on page 66 of this report.

SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

Years ended December 31, 2002, 2001 and 2000

		Additions
	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
	of Period	Expenses	Deductions	Period

	(in thousands)
Deferred tax asset valuation allowance
Year ended December 31, 2002	$3,135	$141	$—	$3,276
Year ended December 31, 2001	—	3,135	—	3,135
Year ended December 31, 2000	—	—	—	—

Reserve for closed Dental Centers
Year ended December 31, 2002	$420	$2,625	$2,322	$723
Year ended December 31, 2001	—	2,751	2,331	420
Year ended December 31, 2000	—	—	—	—

Reserve for inventory obsolescence
Year ended December 31, 2002	$—	373	$—	$373
Year ended December 31, 2001	—	—	—	—
Year ended December 31, 2000	—	—	—	—

Cash surrender value of life insurance valuation allowance
Year ended December 31, 2002	$505	$377	$—	$882
Year ended December 31, 2001	267	238	—	505
Year ended December 31, 2000	—	267	—	267

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 28, 2003. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 28, 2003.

COAST DENTAL SERVICES, INC.

By:	/s/ Terek Diasti, DVM Terek Diasti, DVM Chairman of the Board and Chief Executive Officer, (Principal Executive Officer)

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

By:	/s/ Adam Diasti, DDS Adam Diasti, DDS President and Director

By:	/s/ Timothy G. Merrick Timothy G. Merrick Vice President – Finance and Secretary (Principal Financial and Accounting Officer)

By:	/s/ Donald R. Millard Donald R. Millard Director

By:	/s/ Geoffrey L. Faux Geoffrey L. Faux Director

By:	/s/ Darrell C. Smith Darrell C. Smith Director

By:	/s/ Peter M. Sontag Peter M. Sontag Director

By:	/s/ Richard T. Welch Richard T. Welch Director

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Terek Diasti, certify that:

1.	I have reviewed this annual report on Form 10-K of Coast Dental Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	/s/ Terek Diasti Terek Diasti Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Timothy G. Merrick, certify that:

1.	I have reviewed this annual report on Form 10-K of Coast Dental Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c)	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: March 28, 2003	By:	/s/ Timothy G. Merrick Timothy G. Merrick Vice President–Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

2.1*	Articles of Merger and Agreement and Plan of Merger dated as of August 29, 2002, between Coast Dental Services, Inc., a Delaware corporation, and Coast Florida Acquisition, Inc., a Florida corporation (filed with the State of Florida in connection with the reincorporation from Delaware to Florida). [10]
3.1*	Restated Certificate of Incorporation of Coast Dental Services, Inc. [2]
3.1A*	Articles of Incorporation of the Company (filed with the State of Florida in connection with reincorporation from Delaware to Florida.) [10]
3.2*	Bylaws of Coast Dental Services, Inc. [1]
4.1*	Specimen of Coast Dental Services, Inc. Common Stock Certificate. [1]
4.2*	Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank, N.A.[1]
4.3*	First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and Barnett Bank, N.A. [3]
4.6*	Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A.
4.7*	Revolving Credit Agreement, Term Loan and Security Agreement dated December 31, 2002 between Coast Dental Services and CapitalSource Finance, LLC. [11]
4.8*	Credit Agreement dated February 28, 2003 between Coast Dental Services, Inc, and the Diasti Family Limited Partnership. [11]

(The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.1*	Employment Agreement between Coast Dental Services, Inc. and Terek Diasti. [2]
10.2*	Employment Agreement between Coast Dental Services, Inc. and Adam Diasti, D.D.S. [2]
10.4*	Coast Dental Services, Inc. Stock Option Plan. [1]
10.5*	Coast Dental Services, Inc. Affiliated Professional Stock Plan. [1]
10.6*	Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast Florida, P.A. [1]
10.10*	Form of Indemnification Agreement with officers and directors. [1]
10.12*	Agreement to Transfer Stock and Stock Pledge dated November 1, 1996, by and between Adam Diasti, D.D.S. and Coast Dental Services, Inc. [2] (The Company has also entered to similar agreements with Adam Diasti with respect to his stock ownership in Coast Dental Southeast, P.A. n/k/a Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida, P.A. n/k/a Coast Dental, P.A. and Adam Diasti, D.D.S. & Associates, P.C. and such agreements are not being filed because they are not materially different in form from the Agreement to Transfer Stock and Stock Pledge filed by the Company.)
10.14*	Amendment No. 1 to Coast Dental Services, Inc. Stock Option Plan. [4]
10.17*	First Amendment effective June 1997 to Services and Support Agreement between the Company and Coast Florida P.A. [5]
10.18*	Second, Third and Fourth Amendments effective October 1, 1998, February 1, 1999 and January 1, 2000 to the Services and Support Agreement between the Company and the Coast Florida, P.A. [6,8] (The Company has also entered into Services and Support Agreements with Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida P.A. n/k/a Coast Dental, P. A. and Adam Diasti, D.D.S. & Associates, P.C. in Virginia, which agreements with amendments are not being filed because the terms thereof are not materially different from the amended Services and Support Agreements previously filed by the Company.)
10.19*	First Amendment effective February 1, 1999 to the Services and Support Agreement between the Company and Coast Dental Services of Georgia. P.C. [6]
10.21*	Employment Agreement between Coast Dental Services, Inc. and William H. Geary, III [8]
10.22*	Employment Agreement between Coast Dental Services, Inc. and Chris D. Salemi [8]
10.24*	Amendment dated August 31, 2001 to Amended and Restated Loan Agreement dated November 4, 1999 by and between Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. and Third Renewal and

Replacement Revolving Promissory Note by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. incorporated by reference to Exhibit 4.6. [9]
10.25*	Employment Agreement between Coast Dental Services, Inc. and Timothy G. Merrick [12]
10.26*	Fifth Amendment to the Service and Support Agreement effective June 1, 2002 by and between Coast Dental Services, Inc. and Coast Florida P.A. (The Company has also entered into Service and Support Agreements and Amendments thereto with Coast Dental Services of Florida P.A. n/k/a Coast Dental, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C. and Adam Diasti, D.D.S. & Associates, P.C., which Agreements and Amendments are not being filed because the terms thereof are not materially different in form from the Service and Support Agreement previously filed by the Company and the fifth Amendment previously filed by the Company.) [13]
10.27	Sixth Amendment to the Service and Support Agreement effective October 1, 2002 by and between Coast Dental Services, Inc. and Coast Florida P.A. (The Company has also entered into Service and Support Agreements and Amendments thereto with Coast Dental, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C. and Adam Diasti, D.D.S. & Associates, P.C., which Agreements and Amendments are not being filed because the terms thereof are not materially different in form from the Service and Support Agreement previously filed by the Company and the fifth Amendment previously filed by the Company).
11.1	Computation of Per Share Earnings (Loss).
23	Consent of Deloitte & Touche LLP.
99.1	Certification of Annual Report and Financial Statements.
99.2	Certification of Annual Report and Financial Statements.

*	Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

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

[4] Form S-8/A filed on July 31, 1997.

[5] Amendment No. 2 to S-1 Registration Statement filed on September 19, 1997.

[6] Form 10-K filed on March 31, 1999.

[7] Form 10-Q filed on November 15, 1999.

[8] Form 10-K filed on March 30, 2000.

[9] Form 10-Q filed on November 14, 2001.

[10] Form 10-Q filed on November, 14, 2002.

[11] Schedule TO-I filed March 4, 2003.

[12] Form 10-Q filed on May 15, 2002.

[13] Form 10-Q filed on August 14, 2002.