Form 10-K/A
period 2002-12-31
COAST DENTAL SERVICES INC
filed 2003-04-30
CIK 1018920

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

Commission File No. 000-21501

COAST DENTAL SERVICES, INC.
(Exact name of registrant as specified in its charter)

FLORIDA (State or other jurisdiction of incorporation or organization)	59-3136131 (I.R.S. Employer Identification No.)

2502 Rocky Point Drive North, Suite 1000, Tampa, Florida (Address of principal executive offices)	33607 (Zip Code)

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

     The aggregate market value of the voting stock held by non-affiliates of the Registrant on April 1, 2003 was approximately $5.4 million based upon the closing price of such shares on such date on the NASDAQ Stock Market’s Small Cap Market. As of April 1, 2003, there were 2,091,223 shares of outstanding Common Stock.

EXPLANATORY NOTE
COMPENSATION SUMMARY TABLE
OPTION/SAR GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR END OPTION/SAR VALUES
SIGNATURES
CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002
EXHIBIT INDEX
Ex-99.1 Diasti Certification
Timothy Merrick Certification

EXPLANATORY NOTE

     This Form 10-K/A amends the Form 10-K annual report for the fiscal year ended December 31, 2002 filed by Coast Dental Services, Inc. (the “Company”) on March 31, 2003. This Form 10-K/A is being filed solely to set forth the information required by Items 10, 11, 12 and 13 of Part III of Form 10-K because a definitive proxy statement containing such information will not be filed within 120 days after the end of the fiscal year covered by the Company’s original Form 10-K filing. All other portions of the Company’s original Form 10-K filing remains in effect.

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The following table sets forth certain information concerning the Company’s executive officers and directors:

Name	Age	Title

Dr. Terek Diasti	43	Chief Executive Officer, Chairman of the Board of Directors (1)
Dr. Adam Diasti	41	President, Dental Director and Director
Thomas J. Marler	41	Chief Operating Officer
Timothy G. Merrick	40	Vice President – Finance
Donald R. Millard	54	Director (1)(2)
Geoffrey L. Faux	47	Director (1)
Peter M. Sontag	60	Director (2)(3)
Richard T. Welch	51	Director (2)(3)
Darrell C. Smith	49	Director

(1)	Member of Compensation Committee.

(2)	Member of Audit Committee.

(3)	Member of Special Committee.

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

     Thomas J. Marler, Chief Operating Officer. Prior to joining Coast Dental in October 2002, Mr. Marler was with Lazard Technology Partners (LTP), a leading early-stage venture capital firm based in New York and Washington, D.C. Mr. Marler was at LTP from June 2000 through October 2002. While at LTP, he led or coordinated several investments and served on numerous boards of directors. Prior to joining LTP, Mr. Marler spent four years from 1996 through 2000 as VP/GM and then President for the North Florida Region of PrimeCo Personal Communications – a PCS startup company that has become part of Verizon Wireless. While at PrimeCo/Verizon, he helped head the organization to launch a completely new wireless network in North Florida, and grew the organization from a startup to one of the region’s premier wireless carriers, covering more than 7 million pops. Prior to joining PrimeCo, Mr. Marler spent 10 years from 1984-1994 with Pacific Bell, where he held a variety of leadership positions in operations. Mr. Marler received his BA magna cum laude from Harvard University in 1984, and his MBA with distinction from Dartmouth College in 1996. Mr. Marler currently serves on the Board of Directors of Metrix Networks, a leading wireless telemetry company.

     Timothy G. Merrick, Vice President – Finance. Mr. Merrick joined the Company in February 2002. From June 1998 to December 2001, Mr. Merrick was with Celotex Corporation, a national manufacturer of building products, and served as Vice President and Controller. From February 1995 to May 1998, Mr. Merrick was with FCCI Mutual Insurance Company, a regional property and casualty insurance company, and served as Assistant Vice President of Finance. From 1986 to 1995, Mr. Merrick was with Price Waterhouse in its audit and business advisory practice and served as Senior Manager. Mr. Merrick holds a Masters of Accountancy degree from the University of South Florida and a Bachelor of Arts in Accounting degree from the University of South Florida. Mr. Merrick is a Certified Public Accountant.

Information regarding Outside Directors:

     Donald R. Millard has been a Director and a member of the Audit and Compensation Committees of the Company since the Company’s initial public offering in February 1997. Mr. Millard’s term as Director expires during the year 2003. Since June 2002, Mr. Millard has been the Executive Vice President and Chief Operating Officer of AGCO Corporation (NYSE:AG), a global manufacturer and distributor of agricultural equipment with annual revenues in excess of $2.0 billion and was Chief Financial Officer and Senior Vice President of AGCO Corporation from October 2000 through May 2002. From 1997 to October 2000, Mr. Millard was the Chief Executive Officer and President of Matria Healthcare, Inc. (NasdaqNM: MATR), a leading provider of comprehensive obstetrical home care and maternity management services. Mr. Millard also served as Senior Vice President of Finance, Chief Financial Officer and Treasurer of Matria Healthcare, Inc. from 1996 to 1997. Previously, Mr. Millard had served as Vice President — Finance and Chief Financial Officer of Healthdyne, Inc. from 1987 until Healthdyne, Inc. consummated a merger in 1996 with Tokos Medical Corporation to form Matria Healthcare, Inc. In October 2000, Mr. Millard also became a director of American HomePatient, Inc. (OTCBB:AHOM.OB). Mr. Millard, a Certified Public Accountant, received a Bachelor of Business Administration in Accounting from the University of Georgia in 1969.

     Geoffrey L. Faux was appointed as a Director and a member of the Audit and Compensation Committees of the Company in March 2002 and stepped down from the Audit Committee in November 2002 when the Board of Directors was expanded to seven members. Mr. Faux’s term as Director expires in year 2005. Since April 2001, Mr. Faux has served as Managing Director and since January 2002 as Managing Partner of Harpeth Capital LLC, an investment banking firm. In April 2003, Harpeth Capital LLC merged with Caymus Partners LLC (an investment banking firm) and Mr. Faux is a managing partner with this firm. During 2000, Mr. Faux served as President of Electronic Medical Distribution, Inc., an early-stages healthcare services company. Mr. Faux served as President of Orthodontic Centers of America, Inc. (NYSE:OCA) from June 1997 to October 1999 and as a Director of such company from December 1996 to October 1999. From September 1996 to June 1997, Mr. Faux served as Executive Vice President and Chief Administrative Officer of Orthodontic Centers of America, Inc. Mr. Faux served as Director, Investment Banking Group for Prudential Securities, Inc. from 1992 to September 1996.

     Peter M. Sontag was appointed as a Director and a member of the Audit Committee of Coast Dental in November 2002 and was appointed Chairman of the Special Committee in December 2002. Mr. Sontag’s term as director expires in year 2004. As Chairman and CEO of Fast Lane Travel, Inc., Mr. Sontag is under contract and provides advisory and consultation services to the largest German travel and transportation company based in Hanover, Germany. He is also under contract and provides advisory and consultation services to the largest worldwide technology company in Tokyo, Japan. Since November 1999 until November 2001, Mr. Sontag served as Chairman of 800 Travel Systems, Inc., a publicly traded company. Mr. Sontag served as the President of 800 Travel Systems, Inc. from November 1999 until June 2000, at which time he began serving as the Chief Executive Officer of 800 Travel Systems, Inc. Prior to joining 800 Travel Systems, Inc., Mr. Sontag was Chairman of the Board of Directors of Travel Industries, Inc. dba THOR, Inc. (“THOR”) from February 1997 until November 1999, a telecommunications, publishing and travel services company specializing in supplying marketing and e-commerce services to the travel industry. Mr. Sontag sold THOR in September 1999 to Trip.com, an Internet travel business. In December 1986, Mr. Sontag formed USTravel, Inc., a travel management and distribution company. Mr. Sontag built the company from inception through forty-nine acquisitions and mergers. When the company was sold to a Texas based corporation in March 1994, it was one of the top three travel agencies in the U.S. with annual consolidated sales in excess of $2.4 billion. Since February 1994, Mr. Sontag has served as a director of World Airways, Inc. (NasdaqSC:WLDA). Since June 1976 to the present, Mr. Sontag has served as the President of FastLane Travel, Inc., an incentive company that specializes in travel programs for high-net worth individuals. From January 1995 until January 1997, Mr. Sontag provided strategic new business consultation for Choice Hotel International, Inc., Ideon Corporation, the Deutscher Reiseburoverband, The Franklin Mint, Creative Hotel Associates, Inc. and Crown Marketing Group, Inc. For seven months of that time, Mr. Sontag also served as the President of OAG Travel Services, one of the Reed Elsevier companies. Mr. Sontag has an MBA in Finance from Columbia University.

     Richard T. Welch was appointed as a Director and a member of the Audit Committee of Coast Dental in November 2002 and was appointed as a member of the Special Committee in December 2002. Mr. Welch’s term as Director expires in year 2005. Since January 2000 he has been a principal of Welch Business Solutions, an independent consulting firm. Mr. Welch served in the positions of Chief Financial Officer, Treasurer and Director of Vision Twenty One, a public company, from August, 1996 to December, 1999. Mr. Welch played a key role in Vision Twenty-One’s consolidation efforts in the eye care management industry with over 40 acquisitions in 14 months adding $200 million in revenues. From December 1994 to March 1996, Mr. Welch served as Executive Vice President of Finance and Administration, and as Vice Chairman of the Board of Directors, of Sports & Recreation, Inc., a public company engaged in the business of retail sporting goods and equipment sales generating over $500 million in annual revenue, and from January 1992 to December 1994, he served as its Chief Financial Officer and a Director. Mr. Welch is a certified public accountant and graduated from Louisiana State University in 1973 with a Bachelor of Science in Management and Accounting.

     Darrell C. Smith was appointed as a Director and member of the Audit Committee in March 2002 and stepped down from the Audit Committee in November 2002 when the Board of Directors was expanded to seven members. Since 1991, he has been a partner in the national law firm of Shumaker, Loop & Kendrick, LLP and currently serves as a member of the firm’s national management committee and a co-managing partner of the firm’s Tampa, Florida office. Mr. Smith has been a practicing attorney for almost 20 years and serves as legal counsel for numerous private and public companies.

Family Relationships

     A family relationship exists between Terek and Adam Diasti, who are brothers, as well as executive officers and Directors of the Company.

Involvement in Certain Legal Proceedings

     Mr. Faux was President of Electronic Medical Distribution, Inc. when it filed for protection from its creditors pursuant to Chapter 11 of the United States Bankruptcy Code in December 2000.

     Mr. Sontag was an executive officer of 800 Travel Systems, Inc. within two years before the time filed for protection from its creditors pursuant to Chapter 11 of the United States Bankruptcy Code in April 2002.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

     Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors, officers and stockholders of more than 10% of the Company’s Common Stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of Common Stock and any other equity securities of the Company. To the Company’s knowledge, based solely upon a review of forms, reports and certificates furnished to the Company by such persons, all such reports were filed on a timely basis.

Item 11. EXECUTIVE COMPENSATION

Compensation to Directors

     The Company pays each director who is not an employee of the Company (“Outside Director”) $2,000 for each Board of Directors meeting attended, plus reimbursement for all reasonable expenses incurred by such director in connection with such attendance at any meeting of the Board of Directors. Directors who are also employees of the Company receive no additional compensation for their services as Directors.

     A Special Committee of independent directors of the Board of Directors was formed on December 19, 2002 to evaluate the self-tender offer proposal, which is more fully described in the 2002 Annual Report on Form 10-K. Messrs. Sontag and Welch were appointed to the Special Committee and the Board of Directors approved committee member fees of $45,000 to each member to be paid in three monthly installments commencing in January 2003.

     On March 19, 2002, the Company also granted options to purchase 20,000 shares of Common Stock each to Messrs. Faux, Millard and Smith, one third of which vested on March 19, 2003, one third of which vest on March 19, 2004 and one third of which vest on March 19, 2005, and all of which are exercisable at the fair market value on the date of grant of $2.93.

     On November 18, 2002, the Company also granted options to purchase 20,000 shares of Common Stock each to Messrs. Sontag and Welch, one third of which will vest on November 18, 2003, one third of which vest on November 18, 2004 and one third of which vest on November 18, 2005, and all of which are exercisable at the fair market value on the date of grant of $2.95.

Executive Compensation Tables

     The following tables provide information about executive compensation.

COMPENSATION SUMMARY TABLE

     The following table sets forth the annual and long-term compensation for services to the Company for the years ended December 31, 2000, 2001 and 2002 of those persons who were, at December 31, 2002, (i) the Chief Executive Officer of the Company and (ii) the other four most highly compensated executive officers of the Company whose compensation exceeded $100,000 for fiscal year 2002 (the “Named Executive Officers”).

				Long-Term
	Annual Compensation			Compensation Awards

				Securities
			Other Annual	Underlying	All Other
Name and Principal Position	Year	Salary	Compensation	Stock Options	Compensation

Terek Diasti, Chief Executive Officer	2000	$209,000	—	10,000 (1)	$40,449
	2001	$226,923	—	—	$22,095	(2)
	2002	$273,077	—	—	$18,410	(3)
Adam Diasti, President	2000	$172,000	—	10,000 (1)	$52,978
	2001	$189,808	—	—	$25,440	(2)
	2002	$219,231	—	—	$15,658	(3)
Timothy G. Merrick, Vice President-Finance	2002	$129,077	—	10,000	—

(1)	All references to number of shares have been adjusted to reflect the 3-for-1 reverse stock split effective July 17, 2001.

(2)	Includes $14,800 and $13,500, which represents the dollar value of the benefit of premiums paid by the Company under split dollar life insurance arrangements for Dr. Terek Diasti and Dr. Adam Diasti, respectively, based on the amount of the premium attributable to the term insurance portion of the policies, and $7,295 and $11,940, which represents the present value to Dr. Terek Diasti and Dr. Adam Diasti, respectively, of premiums paid by the Company under such arrangements based on the amount of the premium attributable to the whole life insurance portion of the policies. The present value was calculated as an interest free loan of the whole life portion of the premium based on their respective life expectancies.

(3)	No premiums were paid by the Company in 2002 on the split dollar life insurance arrangements. Amounts for 2002 represent the imputed dollar value of the benefit of premiums due under split dollar life insurance arrangements for Dr. Terek Diasti and Dr. Adam Diasti, respectively, based on the amount of the premiums attributable to the term insurance portion of the policies.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

     The following tables provides information as to options awarded to each of the Named Executive Officers of the Company during 2002. All such options were awarded under the 1995 Stock Option Plan.

	Number of	Percent of Total			Potential Realizable
	Securities	Options Granted to	Exercise or Base		Value at Assumed Rates if
	Underlying Options	Employees in Fiscal	Price		Stock Price Appreciation
Name	Granted	Year	($ Per Share)	Expiration Date	for Option Term (1)

					5%	10%
Terek Diasti	—	—	—	—	—	—
Adam Diasti	—	—	—	—	—	—
Timothy G. Merrick	10,000	5%	$2.39	02/11/2012	$15,031	$38,090

(1)	Potential realizable value is based on the assumption that the Common Stock appreciates at the annual rate shown (compounded annually) from the date of grant until the expiration of the option term. These numbers are calculated based on the requirements of the SEC and do not reflect the Company’s estimate of future price growth.

AGGREGATED OPTIONS/SAR EXERCISES IN LAST FISCAL YEAR
AND FISCAL YEAR END OPTION/SAR VALUES

     The following table provides information as to options exercised by each of the Named Executive Officers of the Company during 2002. The table sets forth the value of options held by such officers at year-end measured in terms of the closing price of the Company’s Common Stock on December 31, 2002.

			Number of Securities Underlying		Value of Unexercised
			Unexercised Options at		In-the-Money Options at
			Fiscal Year End		Fiscal Year End
	Shares Acquired on
Name	Exercise	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Terek Diasti	0	$0	6,667	3,333	$0	$0
Adam Diasti	0	$0	6,667	3,333	$0	$0
Timothy G. Merrick	0	$0	0	10,000	$0	$2,400

Employment Agreements

     The Company and Dr. Terek Diasti are parties to an Employment Agreement (the “Terek Diasti Employment Agreement”), pursuant to which Dr. Terek Diasti has agreed to serve as the Chief Executive Officer of the Company. The term of the Terek Diasti Employment Agreement is for five years ending September 31, 2001 and is renewable for subsequent one year terms by mutual agreement of the parties. The Terek Diasti Employment Agreement provides that Dr. Terek Diasti will receive an annual base salary of not less than $135,000. Effective July 1, 2002, the Compensation Committee provided that Dr. Diasti would receive an annual base salary of $300,000. Dr. Terek Diasti has agreed to devote substantially all of his time and attention to the business and affairs of the Company. Dr. Terek Diasti will be eligible for an annual incentive bonus, up to 100% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors in accordance with the Company achieving certain performance measures set by the Compensation Committee. Dr. Terek Diasti is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company’s expense. The Terek Diasti Employment Agreement provides that in the event of a termination of employment by the Company other than (i) for cause, (ii) upon death or disability or (iii) upon voluntary termination by employee, such employee shall be entitled to receive from the Company a series of monthly payments equal to one-twelfth of the employee’s annual base salary for each month during the remaining term of the Terek Diasti Employment Agreement, but not less than 24 months, plus a payment for accrued but unpaid wages and expense reimbursements. The Terek Diasti Employment Agreement provides that in the event such employee’s employment terminates other than for cause within twelve months following a change in control (as defined in the Terek Diasti Employment

Agreement) of the Company, the Company shall pay such employee a series of 36 monthly payments of one-twelfth of the sum of such employee’s base salary plus his previous years’ bonus. The Terek Diasti Employment Agreement contains a non-competition covenant with the Company for a period of two years following termination of employment.

     The Company and Dr. Adam Diasti are parties to an Employment Agreement (the “Adam Diasti Employment Agreement”), pursuant to which he has agreed to serve as the President of the Company. The term of the Adam Diasti Employment Agreement is for five years ending September 31, 2001 and is renewable for subsequent one year terms by mutual agreement of the parties. The Adam Diasti Employment Agreement provides that Dr. Adam Diasti will receive an annual base salary of not less than $115,000. Effective July 1, 2002, the Compensation Committee provided that Dr. Diasti would receive an annual base salary of $230,000. Dr. Adam Diasti has agreed to devote substantially all of his time and attention to the business and affairs of the Company. Dr. Adam Diasti will be eligible for an annual incentive bonus, up to 100% of his annual base salary, in an amount to be determined by the Compensation Committee of the Board of Directors in accordance with the Company achieving certain performance measures set by the Compensation Committee. Dr. Adam Diasti is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company’s expense. The Adam Diasti Employment Agreement provides that in the event of a termination of employment by the Company other than (i) for cause, (ii) upon death or disability or (iii) upon voluntary termination by employee, such employee shall be entitled to receive from the Company a series of monthly payments equal to one-twelfth of the employee’s annual base salary for each month during the remaining term of the Adam Diasti Employment Agreement, but not less than 24 months, plus a payment for accrued but unpaid wages and expense reimbursements. The Adam Diasti Employment Agreement provides that in the event such employee’s employment terminates other than for cause within twelve months following a change in control (as defined in the Adam Diasti Employment Agreement) of the Company, the Company shall pay such employee a series of 36 monthly payments of one-twelfth of the sum of such employee’s base salary plus his previous years’ bonus. The Adam Diasti Employment Agreement contains a non-competition covenant with the Company for a period of two years following termination of employment.

     The Company and Timothy Merrick are parties to an Employment Agreement (the “Merrick Employment Agreement”), pursuant to which Mr. Merrick has agreed to serve as Vice President – Finance of the Company. The term of the Merrick Employment Agreement is for two years ending on February 11, 2004, and is renewable for subsequent one year terms by mutual agreement of the parties. The Merrick Employment Agreement provides that Mr. Merrick will devote his full time to the business and affairs of the Company and will receive an annual base salary of not less than $150,000. Effective September 1, 2002, the Compensation Committee provided that Mr. Merrick will receive an annual base salary of not less than $157,000. Mr. Merrick is also eligible for inclusion in any health, medical, disability, insurance or pension plan made available by the Company to its employees, a portion of which will be at the Company’s expense. The Merrick Employment Agreement terminates automatically upon death or disability of Mr. Merrick and is terminable by the Company “for cause” as defined in the Employment Agreement. The Merrick Employment Agreement contains a non-competition covenant with the Company for a period of eighteen months following termination of employment.

Item 12. SECURITY OWNERSHIP OF MANAGEMENT AND OTHERS

     The following sets forth, as of April 1, 2003, information as to the beneficial ownership of the Company’s Common Stock by (i) each person known to the Company as having beneficial ownership of more than 5% of the Company’s Common Stock, (ii) each person serving the Company as Director on such date and each nominee for Director, (iii) each person serving the Company as executive officer on such date who qualifies as a “named executive officer” as defined in Item 402(a)(3) of Regulation S-K under the Securities Exchange Act of 1934 and (iv) all of the Directors and executive officers of the Company as a group.

	Amount and Nature
	of Shares
	Beneficially	Percent of
Stockholders(1)	Owned	Class (2)

Diasti Nevada Family Limited Partnership (3)	1,066,800	51.0%
Terek Diasti (3)	1,076,800	51.5%
Adam Diasti (3)	1,076,800	51.5%
Tim Diasti (3)	1,066,800	51.0%
Dimensional Fund Advisors, Inc. (4)	170,928	8.2%
Timothy G. Merrick (5)	3,333	*
Donald R. Millard (6)	14,668	*
Geoffery L. Faux (7)	6,667	*
Peter M. Sontag	0	*
Richard T. Welch	0	*
Darrell C. Smith (7)	6,667	*

All directors and officers as a group (8) persons	1,118,135	53.5%

*	Less than one percent

(1)	Unless otherwise indicated, the address of each of the beneficial owners identified is 2502 North Rocky Point Drive, Suite 1000, Tampa, Florida 33607.

(2)	Based on 2,091,223 shares of Common Stock outstanding. Pursuant to the rules of the Securities Exchange Commission, certain shares of Common Stock which a person has the right to acquire within 60 days of the date hereof pursuant to the exercise of stock options are deemed to be outstanding for the purpose of computing the percentage ownership of such person but are not deemed outstanding for the purpose of computing the percentage ownership of any other person.

(3)	Shares are owned by the Diasti Nevada Family Limited Partnership, 639 Isbell Road, Suite 390, Reno Nevada 89509, in which Dr. Terek Diasti, Dr. Adam Diasti and Tim Diasti exercise equal investment and voting powers as equal stockholders of the corporate general partner. For Dr. Terek Diasti and Dr. Adam Diasti, includes 10,000 shares issuable upon the exercise of stock options granted to each of them pursuant to the Company’s 1995 Stock Option Plan, which have vested and are fully exercisable. Excludes 148,325 shares issuable upon the exercise of stock options held by the Coast P.A. for the benefit of the Coast P.A. professionals. Dr. Adam Diasti is the sole owner of the Coast P.A.

(4)	Based soley on information provided in Schedule 13 G filed by Dimensional Fund Advisors Inc., 1299 Ocean Avenue, 11th Floor, Santa Monica, CA 90401, on February 12, 2003.

(5)	Consists of 3,333 shares of Common Stock issuable upon exercise of options that are currently exerciseable or exerciseable within 60 days of April 1, 2003.

(6)	Consists of 14,668 shares of Common Stock issuable upon exercise of options that are currently exerciseable or exerciseable within 60 days of April 1, 2003.

(7)	Consists of 6,667 shares of Common Stock issuable upon exercise of options that are currently exerciseable or exerciseable within 60 days of April 1, 2003

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

Agreement with Dr. Adam Diasti

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

Note and Accounts Receivable from Coast P.A.

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

     The Company periodically advances funds to/from Coast P.A. These advances to and from Coast P.A. were approximately $0.2 million at both December 31, 2002 and December 31, 2001. These notes receivable are non-interest bearing and are due upon demand.

Affiliate Stock Option Plan and Stock Option Receivable from Coast P.A.

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

Dentist Equity Model

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

Supply Agreement

     The Company entered into a Supply Agreement dated September 27, 2000 with edentaldirect.com, Inc. Tim Diasti, a majority stockholder of the Company, is an officer, director and shareholder of edentaldirect.com, Inc. and brother of Terek and Adam Diasti. The Company’s executive officers and directors, Terek Diasti and Adam Diasti, and its directors, Donald R. Millard and Darrell C. Smith are also shareholders of edentaldirect.com, Inc. Under the Supply Agreement, the Company purchases dental products and supplies from edentaldirect.com, Inc. During 2002, 2001 and 2000, the Company paid

edentaldirect.com, Inc. approximately $4,034,000, $1,380,000 and $89,000, respectively, for dental products and supplies, which represents approximately 69%, 35% and 3% of the Company’s total supply purchases for such periods. At December 31, 2002 and 2001 the Company owed edentaldirect.com approximately $212,000 and $420,000 for the purchase of dental products and supplies. In 2002, the Company began purchasing Celara brand denture systems from edentaldirect.com that are produced by Dentovations, Inc, which is 50% owned by the Diasti Family Limited Partnership (a related party). The Company’s purchases of Celara denture systems totaled $22,000 through December 31, 2002.

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

Patient Financing-Brokerage Fees

     Coast P.A. offers private label credit card financing to its patients through a national bank. eHealthCredit.com, Inc. (“eHealth”) markets the credit card program and is paid a brokerage fee by the Company. The Diasti Family Limited Partnership (an affiliate of the Company) and Darrell C. Smith (a director of the Company) own 90% and 5%, respectively, of eHealth. The Company paid eHealth brokerage fees of approximately $85,000 for the period from January 2002 to July 2002 in connection with the credit card program. In addition, in third quarter 2002, the Company paid eHealth a $15,000 penalty (the maximum quarterly penalty) as patient financing volume in the second quarter 2002 was below certain specified target levels. Brokerage fees due to eHealth as of December 31, 2002 were approximately $137,000 and total brokerage fees earned by eHealth in fiscal year 2002 were approximately $222,000. Further, the Company has entered into a guaranty with the bank pursuant to which it has agreed to guarantee and become a surety for eHealth’s obligations under the credit card program. eHealth’s obligations to the bank would be for the unamortized cost of credit card approval machines, if any, should Coast P.A. return any machines to the bank within the period of the agreement. At inception of the program, eHealth’s maximum obligation was $69,000. Further, although the credit card program brokerage fee received by eHealth was previously required to be split between eHealth and Adenta Patient Financing, LLC (“Adenta”), a company owned in part by Diasti Holdings, LLC (also an affiliate of the Company), both Adenta and Diasti Holdings, LLC are in dissolution. No fees have been paid by either the Company or Coast P.A. to Adenta or Diasti Holdings, LLC. Adenta was an additional named insured on the Company’s property and casualty insurance policies through third quarter 2002. Estimated annual premiums for inclusion on Adenta on these insurance policies was $2,100.

Split-Dollar Life Insurance Arrangement

     In February 1998, the Company entered into split-dollar life insurance arrangements with executive officers and directors Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, the Company lends the money to pay the annual premiums and has received collateral assignments of the life insurance policies to secure repayment of the loans. Upon the death of the covered person the Company is entitled to receive repayment of the loans from the life insurance proceeds. In 2001, the Company loaned $56,000 and $87,000 to Terek Diasti and Adam Diasti, respectively, for the premiums on the life insurance policies. There were no loans in 2002. The Company has the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. The total of these non-interest bearing receivables at December 31, 2002 and 2001 is $1,020,000 and $1,777,000, respectively, net of valuation allowances on the underlying investments of the split dollar life insurance policies totaling $882,000 and $505,000.

Loans to Majority Stockholders

     Through June 30, 2002, the Company periodically advanced funds to/from the majority stockholders. Advances to the majority stockholders, and affiliates of majority stockholders were approximately $182,000 and $163,000 at December 31, 2002 and 2001, respectively.

Investment Banking Services and Business Advisory Services

     A director of the Company, Geoffrey L. Faux, is a partner in the investment-banking firm of Harpeth Capital, LLC. This investment banking firm, now known as Caymus Partners LLC, assisted the Company in securing its financing with CapitalSource and was paid fees of $40,000 in first quarter 2003 for these services. In addition, during 2002, Mr. Faux received $3,000 for business advisory services provided to the Company.

Legal Services

     Darrell C. Smith, a partner in the law firm of Shumaker, Loop & Kendrick, LLP, became a director of the Company in 2002. This firm has served as general counsel to the Company for several years. In 2002, the Company paid the law firm fees for services rendered.

Loans

     The Company entered into a credit agreement with the Diasti Family Limited Partnership in February 2003 for the Diasti Family Limited Partnership to loan the Company up to $3,400,000 at an annual interest rate of 5.00% to finance a buyback of the Company’s common stock, as more fully disclosed in the 2002 Annual Report on Form 10-K.. The loan is due five years from the date the funds are borrowed. Subject to the approval of the Company’s senior lender, CapitalSource, the loan is secured by a second priority lien on all of the Company’s assets. The Company, under this loan, as of April 30, 2003 has not borrowed any funds under this loan agreement.

     Upon the successful completion of a buyback of substantially all of the Company’s outstanding common stock and drawing on the $2 million Capital Source term loan, the Diasti Family Limited Partnership and Coast P.A. will guarantee certain indebtedness of the Company under the $4 million credit facility with CapitalSource. The Company has not drawn on the $2 million CapitalSource term loan as of April 30, 2003.

     Under terms of the commitment letter from CapitalSource, the Company agreed to reimburse the lender for certain costs and expenses. The Diasti Family Limited Partnership paid a $50,000 deposit toward such costs in December 2002. After the loan facility was closed, the Company reimbursed the Diasti Family Limited Partnership the $50,000 in January 2003.

Item 14. CONTROLS AND PROCEDURES

     Within 90 days prior to the date of this report on Form 10-K/A, we carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”). Based on the Evaluation, our principal executive officer and principal financial officer concluded that, subject to the limitations noted below, our Disclosure Controls are effective in timely alerting them to material information required to be included in our periodic Securities and Exchange Commission reports.

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

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on April 30, 2003.

By:	/s/ TEREK DIASTI, DVM TEREK DIASTI, DVM Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

By:	/s/ TEREK DIASTI, DVM TEREK DIASTI, DVM Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	* ADAM DIASTI, DDS President and Director

By:	/s/ TIMOTHY G. MERRICK TIMOTHY G. MERRICK Vice President – Finance (Principal Financial and Accounting Officer)

By:	* DONALD R. MILLARD Director

By:	* GEOFFREY L. FAUX Director

By:	* PETER M. SONTAG Director

By:	* RICHARD T. WELCH Director

By:	* DARRELL C. SMITH Director

April 30, 2003

     *     By Terek Diasti, DVM, as attorney in fact pursuant to the power of attorney contained in the Form 10-K filed on March 31, 2003.

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Terek Diasti, certify that:

1.	I have reviewed this first amendment to the annual report on Form 10-K/A of Coast Dental Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2003	/s/ Terek Diasti Terek Diasti Chief Executive Officer (Principal Executive Officer)

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
PURSUANT TO SECTION 302 OF THE
SARBANES-OXLEY ACT OF 2002

I, Timothy G. Merrick, certify that:

1.	I have reviewed this first amendment to the annual report on Form 10-K/A of Coast Dental Services, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: April 30, 2003	By:	/s/ Timothy G. Merrick Timothy G. Merrick Vice President - Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

99.1	Certification of Terek Diasti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Timothy G. Merrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.