Form 10-Q
period 2003-03-31
COAST DENTAL SERVICES INC
filed 2003-05-13
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ____________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

APPLICABLE ONLY TO CORPORATE ISSUERS. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total number of shares of outstanding Common Stock as of May 9, 2003: 2,079,686.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COAST DENTAL SERVICES, INC.

CONDENSED BALANCE SHEET
UNAUDITED

	March 31,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,422,255	$2,824,966
Management fee receivable from Coast P.A., non-interest bearing	18,220,344	17,395,559
Notes receivable from Equity Doctors – current portion	127,873	114,564
Supplies, inventory and small tools	2,786,782	2,782,037
Prepaid expenses and other current assets	502,000	353,368
Income tax refund receivable	175,332	175,332

Total current assets	25,234,586	23,645,826
Property and equipment, net	13,079,458	13,765,708
Notes receivable from Coast P.A., non-interest bearing	229,218	229,218
Notes receivable from Equity Doctors	816,976	851,217
Non-compete agreements, net of accumulated amortization of $872,791 and $841,183, respectively	250,826	282,435
Dental services agreements, net of accumulated amortization of $3,618,612 and $3,484,290, respectively	9,813,567	9,947,889
Other assets	1,777,285	1,803,501

Total assets	$51,201,916	$50,525,794

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$2,140,325	$2,549,386
Accrued salaries and employee costs	1,150,587	1,357,497
Accrued expenses	2,187,043	2,180,220
Line of credit loan	1,726,313	—
Current maturities of long-term debt and capital leases	79,830	117,925

Total current liabilities	7,284,098	6,205,028
Long-term debt and capital leases, excluding current maturities	71,103	78,354

Total liabilities	7,355,201	6,283,382

Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 2,091,223 shares issued and outstanding	2,091	2,091
Additional paid-in capital	55,165,701	55,165,701
Retained earnings (deficit)	(8,779,893)	(8,384,197)

	46,387,898	46,783,595
Less: Stock option receivable from Coast P.A., non-interest bearing	(2,541,183)	(2,541,183)

Total stockholders’ equity	43,846,715	44,242,412

Total liabilities and stockholders’ equity	$51,201,916	$50,525,794

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.

CONDENSED STATEMENT OF OPERATIONS
UNAUDITED

	Quarter Ended March 31,

	2003	2002

Net revenue	$14,219,142	$13,570,504

Dental Center expenses:
Staff salaries and employee costs	4,814,371	4,911,893
Dental supplies and lab fees	2,387,985	2,402,648
Rent and occupancy	1,884,724	1,873,406
Advertising	1,137,987	820,688
Training and development	368,983	10,450
Finance charges	307,625	149,812
Administrative	332,457	327,960
Depreciation	778,657	778,513

Total Dental Center expenses	12,012,789	11,275,370

Dental Center gross margin	2,206,353	2,295,134
General and administrative expenses	2,212,701	1,708,133
Depreciation and amortization	293,905	316,217

Operating (loss) income	(300,253)	270,784
Interest (expense) income, net	(75,380)	28,416

(Loss) income before income tax (expense) benefit	(375,633)	299,200
Income tax (expense) benefit	(20,064)	850,820

Net (loss) income	$(395,697)	$1,150,020

Basic (loss) income per share:
Net (loss) income	$(0.19)	$0.55

Diluted (loss) income per share:
Net (loss) income	$(0.19)	$0.55

Weighted average number of shares outstanding:
Basic	2,091,223	2,091,223

Diluted	2,091,223	2,095,344

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.

CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED

	Quarter Ended March 31,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(395,697)	$1,150,020
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation	906,632	904,205
Amortization	165,930	190,525
Deferred income tax (benefit)	—	(888,083)
Other adjustments	—	14,338
Changes in operating assets and liabilities:
(Increase) in management fee receivable from Coast P.A	(824,785)	(2,089,346)
(Increase) in supplies, inventory and small tools	(4,746)	(14,100)
(Increase) decrease in prepaid expenses and other assets	(102,600)	232,169
(Decrease) increase in accounts payable and accrued expenses	(464,311)	114,098

NET CASH USED IN OPERATING ACTIVITIES	(719,577)	(386,174)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(204,098)	(64,325)
Collections on notes receivable from Equity Doctors	20,933	22,216

NET CASH USED IN INVESTING ACTIVITIES	(183,165)	(51,715)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from line of credit loan	1,726,313	—
Payments on long term debt	(38,758)	(85,300)
Debt issue costs	(180,936)	—
Payments on capital leases	(6,588)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,500,031	(85,300)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	597,289	(513,583)
Cash and cash equivalents at beginning of period	2,824,966	2,545,770

Cash and cash equivalents at end of period	$3,422,255	$2,032,187

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid for interest	$31,150	$6,072

Income taxes refunded	$—	$(70,070)

Non-cash stock option receivable from Coast P.A	$—	$52,859

ASSET DISPOSALS:
Management fee receivable	$—	$92,256

Supplies, inventory and small tools	$—	$(126,814)

Notes receivable	$—	$225,000

Book value of property and equipment disposed	$—	$(190,442)

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note 1 – Basis of Presentation

     The accompanying Condensed Financial Statements of Coast Dental Services, Inc. (the “Company”) are unaudited and should be read in conjunction with the audited Financial Statements and notes thereto for the year ended December 31, 2002, included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

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

Note 2 – Recently Issued Authoritative Guidance

     In April 2002, Statement of Financial Accounting Standards No. 145 (“SFAS No. 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued. This newly issued standard rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30”, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic affects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections. The Company adopted SFAS 145 on January 1, 2003. Adoption in 2003 did not have a material impact on the Company’s financial statements.

     In June 2002, the Statement of Financial Accounting Standards No. 146 (“SFAS No. 146”) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after January 1, 2003. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements.

     On December 31, 2002, the Statement of Financial Accounting Standards No. 148 (“SFAS No. 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements for annual and interim financial statements are effective beginning in 2003. The Company has not yet determined whether it will change to the fair-value method of accounting for stock-based compensation.

     In November 2002, the FASB issued FASB Interpretation (“FIN”) 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 changes the accounting for and the disclosure of guarantees. FIN 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to FASB No. 5 which requires recording a liability when a loss is probable and reasonable estimable. The disclosure requirements of FIN 45 are effective for financial statements and annual periods ending after December 1, 2002. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect upon its financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

     In January 2003, the FASB issued FASB Interpretation (“FIN”) 46, “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)”. FIN 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of FIN 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of FIN 46 to have a material effect upon its financial statements.

Note 3 – Management Fee Receivable From Coast P.A.

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

     The Company carries the management fee receivable from Coast P.A. as a current asset because the account turns over throughout the year as services and support fees are earned and are collected.

     Net revenues were 64% and 67% of Coast P.A. gross revenues in first quarter 2003 and 2002, respectively, or a decrease of 3% (or $698,000) due to the October 1, 2002 amendment to the services and support fee agreements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note 4 – Debt

     On December 31, 2002, the Company closed on a $4 million Revolving Credit, Term Loan and Security Agreement with a commercial lender, CapitalSource Finance, LLC (“Capital Source”) that includes a $2 million revolving line of credit and a $2 million term loan. This credit facility has a three (3) year term and expires December 31, 2005. The term loan can only be accessed to finance the buyback of the Company’s common stock. The $2 million revolving credit facility bears interest at the prime rate plus 2.25%, subject to minimum interest rate of 7.0%. This revolving line of credit is secured by substantially all of the Company’s assets, requires the Company to meet certain minimum financial covenants and comply with customary affirmative and negative covenants. There is a commitment fee for the unused portion of the revolving line of credit of 1.00%, and a collateral management fee of 1.26%. If the Company elects to terminate the revolving line of credit facility within the first twelve months, it is obligated to pay CapitalSource an early termination fee of $60,000 and $20,000 if the facility is terminated in the second twelve months.

     The Company did not draw on the revolving line of credit at closing; therefore, there were no borrowings as of December 31, 2002; however, the Company did draw $1,760,000 for working capital purposes on January 2, 2003 and approximately $1,726,000 was outstanding. At March 31, 2003, there was borrowing availability of approximately $274,000. There have been no borrowings under the term loan portion of the loan facility as of March 31, 2003.

     The loan agreement includes a lockbox arrangement whereby cash collections are required to be deposited with CapitalSource on a daily basis to paydown the revolving line of credit and the Company borrows under the revolving line of credit on a daily basis. Under this arrangement, the Company does not have the ability to avoid using working capital to repay amounts outstanding under the revolving credit facility portion of the loan agreement; accordingly, the Company has classified borrowings under the revolving line of credit as short-term debt.

Note 5 – Interim Period Stock Compensation Disclosures

     At March 31, 2003, the Company had one stock-based employee compensation plan, which is described more fully in the 2002 Annual Report on Form 10-K. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the periods ended March 31 2003 and 2002, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

	Quarter Ended March 31

	2003	2002

Net (loss) income , as reported	$(395,697)	$1,150,020
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(26,974)	(2,284)

Pro forma net (loss) income	$(422,671)	$1,147,736

(Loss) Earnings per share:
Basic—as reported	$(0.19)	$0.55
Basic—pro forma	$(0.20)	$0.55

Diluted—as reported	$(0.19)	$0.55
Diluted—pro forma	$(0.20)	$0.55

Note 6 – Income (Loss) Per Share

     The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

     The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of March 31, 2002, the weighted average number of shares outstanding increased by 4,121 for purposes of determining the diluted earnings per share due to the inclusion of stock options which had a dilutive effect on the earnings per share calculation. As of March 31, 2003, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of 66,533 shares common stock equivalents would have been anti-dilutive.

Note 7 – Income Taxes

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

     In first quarter 2003, while the Company incurred a loss before income taxes, due to certain non-deductible expenses, the Company had taxable income. The taxable income was offset by available net operating loss carryforwards from 2001 and 2002. However, the Company recorded tax expense of approximately $20,000 comprised of estimated federal AMT tax due.

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

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

Note 8 – Commitments and Contingencies

     The Company is a party to a number of legal and administrative proceedings and other claims arising in the ordinary course of business, including matters related to the dental services provided to patients by Coast P.A. To date, these proceedings have not had a material effect on the Company’s financial condition, results of operations or cash flows. However, there can be no assurance that in future periods these proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

     The Company previously disclosed in its most recent Annual Report on Form 10-K that it is a party to employee-related matters two of which are collective action complaints. Settlements have been reached for three such matters with a maximum cost to us totaling $842,000 (including plaintiff’s legal fees and expenses). In first quarter 2003, the Company completed the claims notification process for one such matter. The number of participating employees and former employees was less than expected and the total settlement cost was $233,000 less than the maximum total cost. Accordingly, in first quarter 2003, the Company reduced its estimated accrual for legal matters by $233,000. Through March 31, 2003, payments on these three matters totaling $410,000 have been made and the Company expects to make the remaining payments in the next two quarters.

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

Note 9 – Liquidity and Capital Resources

     At December 31, 2002, the Company had cash and cash equivalents of $2.8 million. At March 31, 2003, the Company had cash and cash equivalents totaling $3.4 million for a three-month increase of $0.6 million. This increase is attributed to the borrowings under the revolving line of credit offset by funds used to fund operations, capital expenditures and debt service during the quarter.

     To improve cash flows, the Company and Coast P.A. have arranged for a patient financing program through a national financial institution. This program accelerates the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts and brokerage fees.

     In February 2002, the Company secured financing of $1.5 million to finance information technology and telecommunications equipment from a national credit lender through a master lease agreement. Through March 31, 2003 the Company made draws on this financing of $740,000 to lease certain information technology assets. Management believes this financing will provide another means to finance capital expenditures and thereby enhance the Company’s liquidity.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
MARCH 31, 2003
(Unaudited)

     On December 31, 2002, the Company entered into a revolving line of credit a facility with a commercial lender for its working capital needs, which permits borrowings up to $2,000,000. The Company borrowed $1,760,000 under this revolving credit facility on January 2, 2003. This credit facility replaced the previous credit facility that expired in third quarter 2002 that the Company was unable to borrow on since third quarter 2001 due to its inability to meet with certain financial covenants.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

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

     In the event the Company is unable to generate its expected cash flows, or is unable to access to its $2 million revolving line of credit facility due its restrictive covenants, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

     Note 10 – Tender Offer

     On March 4, 2003, the Company initiated a self-tender offer (the “Offer”) to purchase all of the outstanding shares of its common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. The Company accepted for purchase and payment all of the shares that were validly tendered for a total purchase price of approximately $52,000. Through March 31, 2003, the Company incurred approximately $525,000 in costs and expenses in connection with the Offer.

Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition

A. Overview

     Introduction. We opened our first Dental Center in May 1992. As of March 31, 2003, we provide comprehensive business services to 109 Dental Centers consisting of 63 internally developed and 46 acquired Dental Centers. We derive our revenue through fees earned from Coast P.A. for providing comprehensive business services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of March 31, 2003, there were 133 Dentists and 119 Hygienists employed by Coast P.A. serving approximately 500,000 patients. In the near future, Coast P.A. and Coast Dental plan to grow by utilizing existing excess capacity. Once the excess capacity is optimized, Coast P.A. and Coast Dental expect to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Relationship with Coast P.A. The entities comprising Coast P.A. are all owned by a related party — Adam Diasti, D.D.S. (who is a Director, President and a majority stockholder of Coast Dental). We have 40-year evergreen dental services agreements (Service and Support Agreements) with each entity comprising Coast P.A. whereby we receive fees for services and support provided to dental practices operated by Coast P.A.

     Coast P.A. employs dentists and dental hygienists and provides all of the dental services to patients. As employer of dentists and dental hygienists, Coast P.A. incurs the cost of dentist and hygienist compensation, benefits, and certain other expenses. Pursuant to the Services and Support Agreements, we earn a service and support fee from Coast P.A. to provide comprehensive business services and support to each Dental Center. In providing these comprehensive business services and support to the Dental Centers, we incur all of the remaining operating expenses incurred by the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising, training and development, finance charges and Dental Center administrative costs. We do not employ dentists and hygienists and, accordingly, “Dental Center — Salaries and benefits” presented on the Statement of Operations does not include the salaries and benefits of dentists and hygienists. In addition, we acquire the property and equipment, lease the facilities and improve the facilities in order to operate the Dental Centers.

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

     Services and Support Agreement with Coast P.A. We have 40-year evergreen dental services agreements (Services and Support Agreements) with each entity comprising Coast P.A. whereby we receive fees for services and support provided to Coast P.A. Net revenue represents the aggregate fees charged to Coast P.A. under the agreements during the year. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. The services and support fee arrangements have been agreed to between the principal and sole owner of Coast P.A., Adam Diasti, D.D.S. (who is a Director, President and a majority stockholder of Coast Dental), and the Chairman of the Board and Chief Executive Officer of Coast Dental, Terek Diasti. The services and support fee agreements and any amendments thereto are approved by the Audit Committee of Board of Directors, which is comprised solely of independent directors. The factors considered in setting those fees, which reflect the fair market value of our services and support, included our evaluation of the services we provide, the costs incurred by us in connection with providing the services and our negotiated return, balanced against Coast P.A.’s requirement for a retained amount which ensures its financial viability, contemplation of a long-term relationship with us and the future business opportunity related thereto.

     Only the service fees earned by us for services and support to Coast P.A. and our actual expenses are reflected in our financial statements. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in the financial statements.

     Historically, the services and support fee was based on a percent of the gross patient revenues of Coast P.A. (net of refunds, discounts, and adjustments and inclusive of capitation revenues). Effective February 1, 1999, the service and support fee became 73% of Dental Center gross revenue and effective January 1, 2000, the service and support fee became 67% of Dental Center gross revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001, and through May 31, 2002.

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

     Net revenues were 64% and 67% of Coast P.A. gross revenues in first quarter 2003 and 2002, respectively, or a decrease of 3% (or $698,000) due to the June 1, 2002, and October 1, 2002, amendments to the services and support fee agreements.

B. Recent Developments

     On March 4, 2003, we initiated a self-tender offer (the “Offer”) to purchase all of the outstanding shares of our common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. We accepted for purchase and payment all of the shares that were validly tendered for a total purchase price of approximately $52,000. Through March 31, 2003, we incurred approximately $525,000 in costs and expenses in connection with the Offer.

C. Results of Operations

     The following table sets forth, as a percentage of net revenue, certain items in our statement of operations for the quarters indicated. Our performance during these quarters is not indicative of future financial results or conditions.

	Quarter Ended
	March 31,

	2003	2002

Net revenue	100.0%	100.0%

Dental Center expenses:
Staff salaries and employee costs	33.9	36.3
Dental supplies and lab fees	16.8	17.7
Rent and occupancy	13.2	13.8
Advertising	8.0	6.0
Training and development	2.6	0.0
Finance charges	2.1	1.1
Administrative	2.3	2.5
Depreciation	5.5	5.7

Total Dental Center expenses	84.4	83.1

Dental Center gross profit	15.6	16.9
General and administrative expenses	15.6	12.6
Depreciation and amortization	2.1	2.3

Operating (loss) income	(2.1)	2.0
Interest income (expense), net	(0.6)	0.2

(Loss) income before income tax (expense) benefit	(2.7)	2.2
Income tax (expense) benefit	(0.1)	6.3

Net (loss) income	(2.8)%	8.5%

Quarter Ended March 31, 2003 Compared to Quarter Ended March 31, 2002

     Net revenue. Net revenue increased $0.6 million or 4.4% for the first quarter 2003 over the prior year quarter, from $13.6 million to $14.2 million. On a per Dental Center basis, net revenue increased 13.0% as there were fewer Dental Centers operated in first quarter 2003 than first quarter 2002 due to Dental Center closings in 2002. The increase in net revenue is attributable to a number of factors including an increase in the number of hygienists at the Coast P.A.; an increase in the productivity of the Coast P.A. dentists and hygienists; the implementation of the patient financing program by Coast P.A.; the continued migration from lower-margin managed care business to fee-for-service and private insurance business by Coast P.A. and continued growth in the Coast P.A. Smile Plus discount and membership plan.

     As of March 31, 2003 Coast P.A. employed 133 dentists or a (net) decrease of 12 dentists over March 31, 2002 reflecting the closing and consolidation of eight (8) Dental Centers and sale of one (1) Dental Center in 2002. As of March 31, 2003, Coast P.A. employed 119 hygienists or an increase of eight (8) hygienists over March 31, 2002, reflecting growth in the hygiene operations of Coast P.A. that is in excess of the effect of the closed and sold Dental Centers.

     Despite the decrease in the number of dentists employed as of March 2003 by Coast P.A. over the prior year, average doctor production per day for Coast P.A. increased in first quarter 2003 over first quarter 2002 by 23%, which was partially offset by a reduction in doctor days for Coast P.A. by 15% in first quarter 2003 over first quarter 2002. Total hygienist days for Coast P.A. increased in first quarter 2003 over first quarter 2002 by 5% and average production per hygiene day for Coast P.A. increased 7% in first quarter 2003 over first quarter 2002 reflecting an increase in the number of days the Dental Centers were opened and staffed with hygienists and growth in the hygiene operations of Coast P.A.

     The increased productivity of Coast P.A. dentists and hygienists has been assisted by several programs. During the first quarter 2003, approximately $2,500,000 in Coast P.A. gross revenue was financed by Coast P.A. patients using the patient financing program, an increase of $1,500,000 over the prior year quarter amount of approximately $1,000,000. The average transaction per Coast P.A. patient who used the Coast Patient Advantage patient financing was approximately 3.7 times higher than the overall average patient transaction. The migration from lower-margin managed care business continues as the percentage of Coast P.A. gross revenue derived from managed care business has declined from 31% of the Coast P.A.’s gross revenue for the year ended December 31, 2002 and from 32% for first quarter 2002 to approximately 28% for the first quarter 2003. The Coast P.A. Smile Plus discount and membership plan introduced in 2001, continues to contribute additional gross revenues for Coast P.A. In first quarter 2003 Coast Smile plus contributed 11% of Coast P.A. gross revenues up from 6% in first quarter 2002.

     Staff salaries and employee costs. Staff salaries and employee costs decreased 2.0% for the first quarter 2003 over the prior year quarter, from $4.9 million to $4.8 million. This decrease in staff salaries and employee costs is due to the closing and consolidation of eight (8) Dental Centers and sale of one (1) Dental Center in 2002 and from cost control programs implemented in late 2002 at the Dental Centers.

     Dental supplies and lab fees. Dental supplies and lab fees, a portion of which are purchased from related parties, remained constant for the first quarter 2003 compared to the prior year quarter at $2.4 million. While net revenue increased, dental supplies and lab fees were held constant due to the continued use of preferred lab vendors which offer better pricing over alternative sources. Dental supplies and lab fees as a percent of net revenue has decreased from 17.7% of net revenues in first quarter 2002 to 16.8% of net revenues in first quarter 2003.

     Rent and occupancy expenses. Rent and occupancy expenses also remained constant in the first quarter 2003 compared to the prior year first quarter, at $1.9 million. Annual inflationary increases in rent and occupancy costs and increased information technology (IT) costs are being offset by a reduction in such costs from operating fewer Dental Centers in first quarter 2003. Dental Center IT costs have increased $70,000 from the following three IT initiatives we implemented in 2002: 1) Improved reliability, availability and service levels of its network between the Dental Centers and the Corporate office by installing a private frame relay network which will enable us to implement new technology platforms; 2) Internet-enabling the Dental Centers to allow faster information exchange with insurance companies and to improve communications and gain efficiencies between the Dental Centers and the Corporate office; and 3) Installation of additional network servers and routers at the Dental Centers to support these initiatives. Management anticipates that occupancy costs will remain relatively stable on a per office basis for the foreseeable future. Rent and occupancy costs declined from 13.8% of net revenue in first quarter 2002 to 13.2% of net revenue in first quarter 2003, due to the higher capacity utilization at the Dental Centers enabling better leveraging of the fixed cost components of Rent and occupancy costs.

     Advertising. Advertising expense increased $0.3 million or 37.5% for the first quarter 2003 over the prior year quarter, from $0.8 million to $1.1 million. During the first quarter 2003, the Company launched a comprehensive advertising and promotion campaign aimed at increasing denture treatments by Coast P.A. In the prior year first quarter period, advertising and promotion was focused primarily on the newly introduced patient financing program. Advertising costs are expected to continue to be in excess of prior year levels to support advertising and promotion programs.

     Dental Center training and development expenses. Training and development expenses increased $359,000 for the first quarter 2003 over the prior year quarter from $10,000 to $369,000. In June 2002, Coast Dental and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers. In first quarter 2003, the second year of this training and development program began. During the second, third and fourth quarters of 2002, the cost incurred by us for this program was $533,000 (for Dental Center staff) and $288,000 for Coast P.A. (for Dentists and Hygienists). During the first quarter 2003 the cost incurred by us was $369,000 (for Dental Center staff) and $139,000 for Coast P.A. (for Doctors and Hygienists).

     Dental Center finance charges. Finance charges increased 105%, or $158,000 for the first quarter 2003 over the prior year quarter from $150,000 to $308,000. In accordance with the services and support fee agreements with Coast P.A., the Company incurs the cost of certain administrative costs of operating the Dental Centers including finance charges incurred from patients that pay Coast P.A. for dental services with credit cards or patient financing programs. Finance charges, a portion of which are earned by a related party, increased $158,000 during first quarter 2003 over the prior year quarter due to the increased charge volume on credit cards taken and the patient financing program implemented in first quarter 2002. Finance charges are expected to increase in the future as the financed volume increases. Increases in finance charges are offset by accelerated collections of net revenues and enables higher productivity of Dental Center staff from less billing and collection activities.

     Dental Center administrative expenses. Dental Center administrative expenses increased 1.2% or $4,000 for the first quarter 2003 over the prior year quarter from $328,000 to $332,000.

     Dental Center Depreciation. Depreciation expense at the Dental Centers remained constant for the first quarter 2003 and 2002 at $0.8 million reflecting the increase in depreciation from purchases of new equipment, offset by a decreases from operating fewer Dental Centers.

     Corporate general and administrative expenses. Corporate general and administrative expenses increased $0.5 million or 29.4% in the first quarter 2003 over the prior year quarter from $1.7 million to $2.2 million. The increase is primarily due to an increase in fees and costs related to our self-tender offer during the first quarter of 2003 of $525,000. In addition as discussed in Note 8 to the condensed financial statements, legal costs were reduced by $233,000 in first quarter 2003 from the settlement of an employee-related matter at an amount lower than previously expected. This decrease in expense was offset by an increase in personnel costs and investments in information technology including private frame relay network and leasing costs and network consulting costs.

     Corporate depreciation and amortization. Corporate depreciation and amortization expenses decreased 7.0%, or $22,000 in the first quarter 2003 over the prior year quarter from $316,000 to $294,000. The decrease is attributable to the write-off of intangible assets in connection with the closing of eight (8) Dental Centers and the impairment charge recognized in the fourth quarter of 2002.

     Interest income (expense), net. Interest income (expense), net increased $103,000 in the first quarter 2003 from interest income, net of $28,000 in first quarter 2002 to interest (expense), net of $75,000 for first quarter 2003. The increase in interest income (expense), net is attributable to borrowings on the revolving line of credit during the first quarter 2003, while there was no revolving line of credit balance in first quarter 2002.

     Income taxes. On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled us to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000. We collected the income tax refund in second quarter of 2002.

     The effect of the change in tax law has been recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted.

     In the first quarter 2003, while we incurred a loss before income taxes, due to certain non-deductible expenses, we had taxable income. The taxable income was offset by available net operating loss carryforwards from 2001 and 2002. However, we recorded tax expense of approximately $20,000 comprised of estimated federal AMT tax due.

     We incurred a federal tax net operating loss in 2002, 2001 and 2000. Based on the three-year history of incurring net operating losses, we have provided a full valuation allowance on our remaining net deferred tax asset. As a result, we cannot conclude that the realization of the deferred tax asset is more likely than not but will re-evaluate the amount of the valuation allowance on an ongoing basis.

D. Liquidity and Capital Resources

     At December 31, 2002, we had cash and cash equivalents of $2.8 million. At March 31, 2003, we had cash and cash equivalents totaling $3.4 million for a three-month increase of $0.6 million. This increase is attributed to the borrowings under the revolving line of credit offset by funds used to fund operations, capital expenditures and debt service during the quarter.

     To improve cash flows, the Company and Coast P.A. have arranged for a patient financing program through a national financial institution. This program accelerates the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts and brokerage fees.

     In February 2002, we secured financing of $1.5 million to finance information technology and telecommunications equipment from a national credit lender through a master lease agreement. Through March 31, 2003 we made draws on the financing of $740,000 to lease certain information technology assets. Management believes this financing will provide another means to finance capital expenditures and thereby enhance the our liquidity.

     On December 31, 2002, we entered into a revolving line of credit facility with a commercial lender for our working capital needs, which permits borrowings up to $2,000,000. We borrowed $1,760,000 under this revolving credit facility on January 2, 2003. This credit facility replaced the previous credit facility that expired in third quarter 2002 that we were unable to borrow on since third quarter 2001 due to our inability to meet certain financial covenants.

     Based upon our anticipated capital needs for operation of its business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under our current cash reserves and expected cash flow from operations should be sufficient to meet our funding requirements to conduct its operations and for further implementation of our growth strategy and current plans for the next year.

     Additionally, to the extent our joint Dentist Equity Model initiative with the Coast P.A. is successful, additional cash could become available to us through accelerated payment of the Coast P.A. management fee receivable through the sale of certain Coast P.A. assets to Dentists for cash or the assignment by the Coast P.A. us of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     In the event we are unable to generate our expected cash flows, or fail to access our $2 million revolving line of credit facility due to its restrictive covenants, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

     If additional funds are needed, there can be no assurance that additional financing will be available to us or whether it will be available on terms satisfactory to us. If we raise funds through the issuance of equity securities, or other securities which are convertible into equity securities, our existing shareholders may experience dilution. Additionally, such securities may have rights, preferences and privileges senior to our common stock which could adversely affect holders of our common stock.

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     See Item 2. Management’s Discussion and Analysis of Results of Operation and Financial Condition, Section D. Liquidity and Capital Resources for further information.

     Our current revolving line of credit is a variable rate loan tied to the prime rate of interest. Our exposure to market risk for changes in interest rates is primarily in our cash equivalent portfolio. Pursuant to investing guidelines, we mitigate exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the first quarter of 2003, we earned investment income of approximately $31,000.

Item 4. Controls and Procedures

     Based on their most recent review, which was completed within 90 days of the filing of this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is accumulated and communicated to our management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.

Special Notice Regarding Forward Looking Statements

     This Form 10-Q quarterly report, press releases and certain information provided periodically in writing or orally by our officers or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Coast Dental Services,” “Coast Dental”, “Company,” “we,” “our” and “us” refer to Coast Dental Services, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things:

(i)	the successful expansion of the Coast Dental Network through the focus on existing Dental Centers in accordance with our growth strategy;

(ii)	our anticipated future cash flows;

(iii)	our liquidity and capital resources;

(iv)	our financing opportunities and plans;

(v)	our future performance and operating results;

(vi)	our future services and support fee; and

(vii)	the potential effect of the Equity Model implementation.

Special Notice Regarding Forward Looking Statements

     Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

(ii)	any reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations or actions;

(iv)	any inability to obtain acceptable financing;

(v)	any increased competition;

(vi)	effect of a reduced cash position and future inability to access borrowings in current credit facilities;

(vii)	any adverse impact on our net revenue or operating margins due to the costs associated with increased growth at existing Dental Centers;

(viii)	the future continued relationship with and success of our professional association customers and the ability of Coast P.A. to pay management fees due to us;

(ix)	any increase in the management fee receivable owed to us by Coast P.A. or inability of Coast P.A. to pay the receivable;

(x)	any inability to achieve additional net revenue or earnings from the internally developed Dental Centers or recently combined Dental Centers;

(xi)	any adverse impact from changes to the services and support fees agreed to in the future between us and Coast P.A.;

(xii)	inability to generate sufficient net revenue to offset the costs of, or unanticipated costs and expenses resulting from our focus on internal efficiencies, staff training and development initiatives, and advertising programs which may impact margins;

(xiii)	any reduction in the number of patients or the services performed by Dentists or Hygienists of Coast P.A. which impacts net revenue;

(xiv)	any material decrease in the number of Dentists or Hygienists of Coast P.A. available to service patients, would adversely affect productivity and impact overall net revenue;

(xv)	resulting costs and any negatives, including any reduced net revenues, incurred with implementing the Equity Model;

(xvi)	any inability of Coast P.A. to incentivize, motivate, retain and attract new Dentists;

(xvii)	any future inability to substantially achieve the objectives expected from the successful implementation of the Equity Model;

(xviii)	any future deregistration of our shares under the Securities and Exchange Act of 1934 as a result of continued reduction in the number of our shareholders which would terminate our status as a public company;

(xix)	any future attempt to engage in a going-private transaction;

Special Notice Regarding Forward Looking Statements

(xx)	general economic and market conditions and combined general downturn in the economy;

(xxi)	impact of loss of managed care business and inability to replace with higher margin business;

(xxii)	inability to generate positive cash flows;

(xxiii)	the potential impact of negative market influences on our cash and cash equivalents;

(xxiv)	inability to improve Dentist retention or adverse affects of Dentist turnover of Coast P.A.;

(xxv)	any material decline in the number of patient visits of Coast P.A. as a result of the level of advertising and marketing expenditures and any other factor;

(xxvi)	any disruption of operations caused by the project to enhance the information technology platform, or a material increase in costs from the enhancement;

(xxvii)	inability to successfully replace capitated managed care business with other forms of business;

(xxviii)	continued operating losses;

(xxix)	any inability of Dentists (under the Equity Model) to pay their obligations under the notes receivable as they come due;

(xxx)	any inability to successfully defend against claims and litigation matters;

(xxxi)	any inability to successfully improve gross revenues of Coast P.A. through the Coast Smile Plus discount and membership program;

(xxxii)	any inability to generate sufficient revenue to meet the cost associated with the patient financing program, including finance charges, brokerage fees, marketing expenses and any other costs and liabilities related to the program;

(xxxiii)	any inability of Coast P.A., Adam Diasti, D.D.S., or us to comply with applicable laws, rules or regulations;

(xxxiv)	any inability of Coast, P.A. to collect patient and insurance trade accounts receivable;

(xxxv)	declining market values in the investments underlying the cash surrender value of life insurance which cause a decrease in the net realizable value of non-interest bearing loans to executive officers carried as long-term assets by us;

(xxxvi)	periodic impairment reviews caused by changing circumstances and financial performance of individual Dental Centers can result in the determination that some of our long lived assets are impaired and result in impairment write downs;

(xxxvii)	underperforming Dental Centers are evaluated for closure or consolidation into nearby Dental Centers. Dental Centers closed or consolidated can result in write-offs of long-lived assets and require accrual of remaining lease obligations;

(xxxviii)	costs and expenses incurred with the unsuccessful self-tender offer;

(xxxix)	any adverse claims resulting from the unsuccessful self-tender offer;

(xl)	any inability to pay debt on the scheduled maturity date;

Special Notice Regarding Forward Looking Statements

(xli)	any future delisting of the Company’s shares as a result of our failure or inability to maintain compliance with NASDAQ’s requirements for continued listing; and

(xlii)	the costs and expenses incurred with maintaining our status as a public company.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

PART II – OTHER INFORMATION

PART IV

Item 3. Legal Proceedings

     As described in the Annual Report on Form 10-K, the Company is a party to certain legal and administrative proceedings and other claims arising from the ordinary course of business, including two employee related matters that are collective action complaints. There were no material changes or developments in these matters during the quarter ended March 31, 2003, except for the resolution of one matter at a cost less than previously expected as described in Note 8 of the Notes to Condensed Financial Statements. See Note 8 – Commitments and Contingencies of the Notes to Condensed Financial Statements.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibits

     See Exhibit Index.

(b) Reports on Form 8-K

     None.

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on May 13, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	/s/ Terek Diasti

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 13, 2003	By: /s/ Timothy G. Merrick

Timothy G. Merrick Vice President — Finance (Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

11.1	Computation of Per Share Earnings (Loss).

99.1	Certification of Terek Diasti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Timothy G. Merrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.