Form 10-Q
period 2003-06-30
COAST DENTAL SERVICES INC
filed 2003-08-14
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to ______________

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

Yes ☐   No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total number of shares of outstanding Common Stock as of August 1, 2003: 2,132,780.

CONDENSED BALANCE SHEET
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
Management’s Discussion and Analysis of Results of Operations and Financial Condition
Ex-11.1 Computation Per Share Earnings (loss)
Ex-31.1 Section 302 Certification of CEO
Ex-31.2 Section 302 Certification of CFO
Ex-32.1 Section 906 Certification of CEO
Ex-32.2 Section 906 Certification of CFO

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COAST DENTAL SERVICES, INC.
CONDENSED BALANCE SHEET
UNAUDITED

	June 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$5,203,114	$2,824,966
Management fee receivable from Coast P.A., non-interest bearing	17,780,946	17,395,559
Notes receivable from Equity Doctors – current portion	135,313	114,564
Supplies, inventory and small tools	2,784,985	2,782,037
Prepaid expenses and other current assets	356,865	353,368
Income tax refund receivable	175,332	175,332

Total current assets	26,436,555	23,645,826
Property and equipment, net	12,900,515	13,765,708
Notes receivable from Coast P.A., non-interest bearing	229,218	229,218
Notes receivable from Equity Doctors	781,875	851,217
Non-compete agreements, net of accumulated amortization of $904,397 and $841,183, respectively	219,221	282,435
Dental services agreements, net of accumulated amortization of $3,755,013 and $3,484,290, respectively	9,677,167	9,947,889
Other assets	1,594,834	1,803,501

Total assets	$51,839,385	$50,525,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,476,785	$2,549,386
Accrued salaries and employee costs	1,630,179	1,357,497
Accrued expenses	2,133,216	2,180,220
Line of credit	1,760,055	—
Current maturities of long-term debt and capital leases	94,667	117,925

Total current liabilities	8,094,902	6,205,028
Long-term debt and capital leases, excluding current maturities	63,677	78,354

Total liabilities	8,158,579	6,283,382

Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 2,132,447 and 2,091,223 shares issued and outstanding, respectively	2,132	2,091
Additional paid-in capital	55,375,896	55,165,701
Retained earnings (deficit)	(9,104,123)	(8,384,197)

	46,273,905	46,783,595
Less: Stock option receivable from Coast P.A., non-interest bearing	(2,541,183)	(2,541,183)
Treasury stock, 11,537 shares, at cost	(51,916)	—

Total stockholders’ equity	43,680,806	44,242,412

Total liabilities and stockholders’ equity	$51,839,385	$50,525,794

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Quarter Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenue	$14,566,885	$14,240,330	$28,786,027	$27,810,836

Dental Center expenses:
Salaries and employee costs	5,218,573	4,792,333	10,032,944	9,704,226
Dental supplies and lab fees	2,478,804	2,551,672	4,866,789	4,954,320
Occupancy	2,028,872	1,920,822	3,913,596	3,794,229
Advertising	754,612	1,136,194	1,892,599	1,956,882
Training and development	315,612	102,353	684,595	102,353
Finance charges	426,081	313,799	733,706	487,252
Administrative	210,026	322,704	542,483	637,472
Depreciation	778,365	779,721	1,557,022	1,558,234

Total Dental Center expenses	12,210,945	11,919,598	24,223,734	23,194,968

Dental Center gross profit	2,355,940	2,320,732	4,562,293	4,615,868
General and administrative expenses	2,337,576	1,787,328	4,550,277	3,495,461
Depreciation and amortization	286,933	327,103	580,838	643,321
Dental Center closings	—	193,652	—	193,652

Operating (loss) income	(268,569)	12,649	(568,822)	283,434
Interest income	29,425	38,031	60,575	72,517
Interest expense	(105,149)	(6,393)	(211,678)	(12,464)

(Loss) income before income tax	(344,293)	44,287	(719,925)	343,487
Income tax benefit (expense)	20,064	(20,330)	—	830,967

Net (loss) income	$(324,229)	$23,957	$(719,925)	$1,174,454

Basic (loss) income per share:
Net (loss) income	$(0.15)	$0.01	$(0.34)	$0.56

Diluted (loss) income per share:
Net (loss) income	$(0.15)	$0.01	$(0.34)	$0.56

Weighted average number of shares outstanding:
Basic	2,132,447	2,091,223	2,132,447	2,091,223

Diluted	2,132,447	2,144,289	2,132,447	2,113,465

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED

	Six Month Ended June 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(719,925)	$1,174,454
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation	1,803,924	1,811,193
Amortization	376,839	390,381
Deferred income tax benefit	—	(888,083)
Dental Center closings	—	193,652
Valuation allowance on cash surrender value - life insurance	—	244,011
Loss on disposal of equipment and other adjustments	244,424	45,722
Changes in operating assets and liabilities:
Increase in management fee receivable from Coast P.A	(385,387)	(2,405,954)
(Increase) decrease in supplies, inventory and small tools	(2,948)	30,703
Decrease in prepaid expenses and other assets	209,920	627,769
(Decrease) increase in accounts payable and accrued expenses	(2,971)	818,890

NET CASH PROVIDED BY OPERATING ACTIVITIES	1,523,875	2,042,738

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(707,545)	(477,345)
Collections on notes receivable from Equity Doctors	48,594	36,533

NET CASH USED IN INVESTING ACTIVITIES	(658,951)	(440,812)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	1,760,055	—
Proceeds from exercise of stock options	147,301	—
Purchase of treasury stock	(51,916)	—
Debt issue costs paid	(180,936)	—
Payments on long term debt	(75,993)	(151,472)
Payments on capital leases	(85,288)	—

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,513,223	(151,472)

INCREASE IN CASH AND CASH EQUIVALENTS	2,378,148	1,450,454
Cash and cash equivalents at beginning of period	2,824,966	2,545,770

Cash and cash equivalents at end of period	$5,203,114	$3,996,224

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest (paid) collected, net	$(108,201)	$60,053

Income taxes refunded, net	—	$1,311,388

Non-cash stock option receivable from Coast P.A	—	$52,859

Assets acquired under capital lease financing	$123,345	$—

ASSET DISPOSITIONS
Management fee receivable	—	$(200,244)

Supplies, inventory and small tools	—	$(126,816)

Book value of property and equipment disposed	—	$(190,442)

Notes receivable	—	$517,500

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
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

      There were no items of other comprehensive income in the periods presented; accordingly, comprehensive income (loss) equals net income (loss).

Note 2 – Interim Period Stock Compensation Disclosures

      As of June 30, 2003, the Company has one stock-based employee compensation plan, which is described more fully in the 2002 Annual Report on Form 10-K. The Company accounts for the plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net income (loss) and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Quarter Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net (loss) income, as reported	$(324,229)	$23,957	$(719,925)	$1,174,454
Add: Stock-based employee compensation expense included in reported net loss, net of related income tax effects	62,936	—	62,936	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(20,055)	(14,556)	(44,745)	(16,840)

Pro forma net (loss) income	$(306,348)	$9,401	$(701,734)	$1,157,614

(Loss) earnings per share:
Basic—as reported	$(0.16)	$0.01	$(0.34)	$0.56
Basic—pro forma	$(0.14)	$0.00	$(0.33)	$0.55
Diluted—as reported	$(0.16)	$0.01	$(0.34)	$0.56
Diluted—pro forma	$(0.14)	$0.00	$(0.33)	$0.55

Note 3 – Recently Issued Authoritative Guidance

      In April 2002, Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections”, was issued. This newly issued standard rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt – an amendment of APB Opinion No. 30”, which required all gains and losses from the extinguishments of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria set forth by APB Opinion 30 will now be used to classify those gains and losses. SFAS 145 also amends SFAS 13 to require that certain lease modifications that have economic affects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. In addition, SFAS 145 amends other existing authoritative pronouncements to make various technical corrections. The Company adopted SFAS 145 on January 1, 2003. Adoption in 2003 did not have a material impact on the Company’s financial statements.

      In June 2002, Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS 146 to have a material impact on its financial statements.

      On December 31, 2002, Statement of Financial Accounting Standards No. 148 (“SFAS 148”) “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The disclosure requirements for annual and interim financial statements are effective beginning in 2003. The Company has not yet determined whether it will change to the fair-value method of accounting for stock-based compensation.

      In November 2002, the FASB issued FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 changes the accounting for and the disclosure of guarantees. FIN 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to SFAS 5 which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of FIN 45 are effective for financial statements and annual periods ending after December 1, 2002. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The Company does not expect the adoption of FIN 45 to have a material effect upon its financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

      In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)”. FIN 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of FIN 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of FIN 46 to have a material effect upon its financial statements.

      In April 2003, Statement of Financial Accounting Standards No. 149 (“SFAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued which amends FASB Statement No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The Company does not believe that the adoption of SFAS 149 will have a material impact on its results of operations or financial position.

      In May 2003, Statement of Financial Accounting Standards No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in financial statements. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS 150 will have a material impact on the Company’s results of operations or financial position.

Note 4 – Management Fee Receivable From Coast P.A.

      The management fee receivable represents non-interest bearing indebtedness of Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements.

      Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreements to change the methodology for determining the monthly services and support fee earned by the Company and to grant the Company a secured interest in Coast P.A.’s trade accounts receivable as collateral for services and support fees. The trade accounts receivable collateralizes a portion of the management fee receivable from Coast P.A. The remainder of the management fee receivable is unsecured and represents a concentration of credit risk. Presently, the Company expects Coast P.A. to pay the remainder of the management fee receivable due to the Company from three sources: 1) cash proceeds from the conversion of Dental Centers to the Equity Model; 2) assignment of, and subsequent collection of, notes receivable from the conversion of Dental Centers to the Equity Model; and 3) cash flows from operations.

      The Company and Coast P.A. converted sixteen (16) Dental Centers to the Equity Model (ten (10) in fiscal year 2001 and six (6) in fiscal year 2002). In fourth quarter 2002, the Company and Coast P.A. divested one Equity Model Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in the fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

      In connection with these conversions, total consideration raised by the Company and Coast P.A. originally totaled $1.47 million and, after considering the divestiture and four Equity Doctor dissolutions, consideration raised totaled $1.2 million. The Company and Coast P.A. expect to continue implementation of the Equity Model, which is expected to continue to generate cash and notes receivable consideration for Coast P.A., which can be used to pay down the management fee receivable.

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

      Net revenues were 65% and 67% of Coast P.A. gross revenues in second quarter 2003 and 2002, respectively, or a decrease of 2% (or $527,000) due to the June 1, 2002, and October 1, 2002 amendments to the services and support fee agreements. On a year to date basis, net revenues were 64% and 67% of Coast P.A. gross revenues for the periods ended June 30, 2003 and 2002, respectively, or a decrease of 2% (or $1,223,000) due to the amendments.

Note 5 – Debt

      On December 31, 2002, the Company closed on a $4 million Revolving Credit, Term Loan and Security Agreement with a commercial lender, CapitalSource Finance, LLC (“Capital Source”) that included a $2 million revolving line of credit and a $2 million term loan. This credit facility has a three (3) year term and expires December 31, 2005. The term loan could only be accessed to finance the buyback of the Company’s common stock and only through June 1, 2003. The $2 million revolving credit facility bears interest at the prime rate plus 2.25%, subject to minimum interest rate of 7.0%. This revolving line of credit is secured by substantially all of the Company’s assets, requires the Company to meet certain minimum financial covenants and comply with customary affirmative and negative covenants. There is a commitment fee for the unused portion of the revolving line of credit of 1.00%, and a collateral management fee of 1.26%. If the Company elects to terminate the revolving line of credit facility within the first twelve months, it is obligated to pay CapitalSource an early termination fee of $60,000, and $20,000 if the facility is terminated in the second twelve months.

      The Company did not draw on the revolving line of credit at closing; therefore, there were no borrowings as of December 31, 2002; however, the Company did draw $1,760,000 for working capital purposes on January 2, 2003 and approximately $1,760,000 was outstanding as of June 30, 2003. At June 30, 2003, there was borrowing availability of approximately $240,000. As of June 30, 2003, the Company is in compliance with the restrictive covenants of the credit facility.

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

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

      The $2 million term loan could only be accessed to finance the buyback of the Company’s common stock, and only through June 1, 2003. The Company did not elect to borrow any funds under the term loan facility by June 1, and accordingly, this portion of the credit facility is no longer available to the Company. The Company expensed the unamortized debt issue costs incurred in obtaining the terminated portion of the loan facility in the amount of $133,000 in second quarter 2003.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

Note 6 – Income (Loss) Per Share

      The basic earnings (loss) per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

      The diluted earnings (loss) per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of June 30, 2002, the weighted average number of shares outstanding increased by 53,066 (quarter) and 22,242 (six months) for purposes of determining the diluted earnings per share due to the inclusion of stock options which had a dilutive effect on the earnings per share calculation. As of June 30, 2003, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of 159,577 (quarter) and 124,145 (six months) shares of common stock equivalents would have been anti-dilutive.

Note 7 – Income Taxes

      In second quarter 2003 a tax benefit of $20,064 was recorded, reversing the AMT tax expense recorded in first quarter 2003. The second quarter tax benefit resulted in no tax expense or benefit for the six months ended June 30, 2003 due to the Company incurring operating losses for the first months of 2003.

      In second quarter 2002, the Company recognized an income tax expense of $20,000 reflecting estimated AMT tax due.

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

      The effect of the change in tax law was recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted.

      The Company incurred federal tax net operating losses in 2002, 2001 and 2000. Based on this three-year history of incurring net operating losses, the Company can not conclude that the realization of the deferred tax asset is more likely than not. Accordingly, the Company has provided a full valuation allowance to offset its remaining net deferred tax asset; however, the Company will re-evaluate the amount of the valuation allowance on an ongoing basis.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

Note 8 – Commitments and Contingencies

      The Company is a party to a number of legal and administrative proceedings and other claims arising in the ordinary course of business, including matters, related to the dental services provided to patients by Coast P.A. To date, these proceedings have not had a material effect on the Company’s financial condition, results of operations or cash flows. However, there can be no assurance that in future periods these proceedings will not have a material adverse effect on the Company’s business, financial condition, results of operations or cash flows.

      The Company previously disclosed in its most recent Annual Report on Form 10-K that it is a party to employee-related matters, two of which are collective action complaints. Settlements have been reached for three such matters with a maximum cost to us totaling $1,003,000 (including plaintiff’s legal fees and expenses). In first quarter 2003, the Company completed the claims notification process for one such matter. The number of participating employees and former employees was less than expected and the total settlement cost was $233,000 less than the maximum total cost. Accordingly, in first quarter 2003, the Company reduced its estimated accrual for legal matters by $233,000. As of June 30, 2003 the Company has paid $659,000 and concluded two of the three matters for which settlements have been reached and expects to pay and conclude the final matter in the next quarter.

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

Note 9 — Liquidity and Capital Resources

      At December 31, 2002, the Company had cash and cash equivalents of $2.8 million. At June 30, 2003, the Company had cash and cash equivalents totaling $5.2 million for a six-month increase of $2.4 million. This increase is attributed to the borrowings under the revolving line of credit of $1.8 million and cash generated from operations of $1.5 million, which was partially offset by capital expenditures and debt service.

      To improve cash flows, the Company and Coast P.A. have arranged for a patient financing program through a national financial institution. This program accelerates the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts and brokerage fees. In second quarter 2003, the Company and Coast P.A. expanded the patient financing program with other financial institutions that extend credit to consumers with lower credit scores. These programs are also on a non-recourse basis to the Company and Coast P.A.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
June 30, 2003 and 2002
(Unaudited)

      On December 31, 2002, the Company entered into a revolving line of credit facility with a commercial lender for its working capital needs, which permits borrowings up to $2,000,000. The Company borrowed $1,760,000 under this revolving credit facility on January 2, 2003. This credit facility replaced the previous credit facility that expired in third quarter 2002 that the Company was unable to borrow on since third quarter 2001 due to its inability to meet with certain financial covenants.

      One insurance company recently elected to terminate its dental managed care contract with Coast P.A. Coast P.A. believes the insurance company placed this dental managed care business with several dental groups across the Southeast that accepted lower reimbursement levels than negotiated by Coast P.A. We will incur a loss in our services and support revenues as Coast P.A.'s capitation revenues and patient co-payments are reduced commencing in July 2003, with the full effect of the contract termination to be effective September 1, 2003. Over the 12 month ended June 30, 2003 gross capitation and patient co-pay revenues related to this contract was $7.2 million and our estimated services and support fee related to this contract would have been approximately $4.7 million. The estimated loss to our second half of 2003 services and support fee revenues related to the loss of this Coast P.A. contract is expected to range from $1.1 to $1.4 million. We are implementing certain cost control measures in the third quarter 2003 which we expect to partially mitigate the effect of the reduction in our services and support fee revenues relative to this loss of managed care business which has lower margins than traditional insurance and fee-for-service business. Coast P.A. continues to focus on a strategy of increasing the higher margin fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, also is expected to assist in mitigating the negative effect on revenues from termination of this contract. There can be no assurance that this will occur. If Coast P.A. is unable to replace the potential gross revenue it will lose as a result of the contract termination it will adversely affect our net revenues.

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

      In the event the Company is unable to generate its expected cash flows, or is unable to access its $2 million revolving line of credit facility due to its restrictive covenants, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

Note 10 – Self-Tender Offer

      On March 4, 2003, the Company initiated a self-tender offer to purchase all of the outstanding shares of its common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. The Company accepted for purchase and payment all of the shares that were validly tendered for a total purchase price of approximately $52,000. Through June 30, 2003, the Company incurred approximately $715,000 in costs and expenses in connection with the self-tender offer.

Note 11 – Acquired Intangible Assets

     The Company’s acquired intangible assets consists of the following:

	Gross Carrying Amount		Accumulated Amortization

	June 30,	December 31,	June 30,	December 31,
	2003	2002	2003	2002

Amortized intangible assets Non-compete agreements	$1,124	$1,124	$(904)	$(841)
Dental services agreements	13,431	13,431	(3,755)	(3,484)

Total	$14,555	$14,555	$(4,659)	$(4,325)

Aggregate Amortization Expense:
For the quarter ended June 30, 2003			$168
For the quarter ended June 30, 2002			$200
For the six-months ended June 30, 2003			$334
For the six-months ended June 30, 2002			$390

Estimated Amortization Expense:
For the year ended December 31, 2004			$731
For the year ended December 31, 2005			$644
For the year ended December 31, 2006			$609
For the year ended December 31, 2007			$609
For the year ended December 31, 2008			$609

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

A. Overview

      Critical Accounting Policies and Significant Estimates. The following Management’s Discussion and Analysis of Financial Condition and Results of Operations and Financial Condition (MD&A) should be read in conjunction with our December 31, 2002 financial statements and notes thereto included in the 2002 Annual Report on Form 10-K. Our financial statements are prepared in conformity with generally accepted accounting standards, which requires the use of estimates, judgments, and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We have identified certain significant accounting estimates inherent in the preparation of our financial statements in the following areas: consolidation, recoverability of long-lived assets, recoverability of management fee receivables and notes receivables, valuation of deferred tax assets and the costs to close and consolidate certain Dental Centers. These critical accounting estimates are discussed in the MD & A of our 2002 Annual Report on Form 10-K. Management believes that the accounting estimates employed are appropriate; however, we continuously re-evaluate the significant estimates and make adjustments when the facts and circumstances change. Actual results could differ, and possibly significantly, from the original estimates. There have been no material changes to our significant accounting policies that affected our financial condition or results of operations in the second quarter of 2003.

      Introduction. We opened our first Dental Center in May 1992. As of June 30, 2003, we provide comprehensive business services to 109 Dental Centers consisting of 63 internally developed and 46 acquired Dental Centers. We derive our revenue through fees earned from Coast P.A. for providing comprehensive business services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of June 30, 2003, there were 136 Dentists and 107 Hygienists employed by Coast P.A. serving approximately 500,000 patients. In the near future, Coast P.A. and Coast Dental plan to grow by utilizing existing excess capacity. Once the excess capacity is optimized, Coast P.A. and Coast Dental expect to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

      Relationship with Coast P.A. The entities comprising Coast P.A. are all owned by a related party — Adam Diasti, D.D.S. (who is a Director, President and a majority stockholder of Coast Dental). We have 40-year evergreen dental services agreements (“Service and Support Agreements”) with each entity comprising Coast P.A. whereby we receive fees for services and support provided to dental practices operated by Coast P.A.

      Coast P.A. employs dentists and dental hygienists and provides all of the dental services to patients. As employer of dentists and dental hygienists, Coast P.A. incurs the cost of dentist and hygienist compensation, benefits, and certain other expenses. Pursuant to the Services and Support Agreements, we earn a service and support fee from Coast P.A. to provide comprehensive business services and support to each Dental Center. In providing these comprehensive business services and support to the Dental Centers, we incur all of the remaining operating expenses incurred by the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising, training and development, finance charges and Dental Center administrative costs. We do not employ dentists and hygienists and, accordingly, “Salaries and employee costs” presented on the Statement of Operations does not include the salaries and benefits of dentists and hygienists. In addition, we acquire the property and equipment, lease the facilities and improve the facilities in order to operate the Dental Centers.

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

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Services and Support Agreement with Coast P.A. We have 40-year evergreen Services and Support Agreements with each entity comprising Coast P.A. whereby we receive fees for services and support provided to Coast P.A. Net revenue represents the aggregate fees charged to Coast P.A. under the Agreements during the year. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. The services and support fee arrangements have been agreed to between the principal and sole owner of Coast P.A., Adam Diasti, D.D.S. (who is a Director, President and a majority stockholder of Coast Dental), and the Chairman of the Board and Chief Executive Officer of Coast Dental, Terek Diasti. The arrangements and any amendments thereto contained in the Service and Support Agreements are approved by the Audit Committee of our Board of Directors, which is comprised solely of independent directors. The factors considered in setting those fees, which reflect the fair market value of our services and support, included our evaluation of the services we provide, the costs incurred by us in connection with providing the services and our negotiated return, balanced against Coast P.A.’s requirement for a retained amount which ensures its financial viability, contemplation of a long-term relationship with us and the future business opportunity related thereto.

      Only the service fees earned by us for services and support to Coast P.A. and our actual expenses are reflected in our financial statements. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in the financial statements.

      Historically, the services and support fee was based on a percent of the gross patient revenues of Coast P.A. (net of refunds, discounts, and adjustments and inclusive of capitation revenues). Effective February 1, 1999, the service and support fee became 73% of Dental Center gross revenue and effective January 1, 2000, the services and support fee became 67% of Dental Center gross revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001, and through May 31, 2002.

      Effective June 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned and to grant us a secured interest in Coast P.A.’s trade accounts receivable as collateral for services and support fees. These changes were precipitated by the favorable impact on financial performance of Dental Centers converted to the recently implemented Equity Model, which model Coast Dental and Coast P.A. believe provides the Equity Doctor and Coast P.A. an incentive for improving the performance of each Dental Center. This amendment incorporates the financial performance of each Dental Center in the determination of the services and support fee earned by us. The Audit Committee approved the amendment to the Services and Support Agreements.

      Effective June 1, 2002, the services and support fee earned by us for each Dental Center is based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, we earn a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, occupancy, advertising, and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the service and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. The Audit Committee of the Board of Directors approved this amendment to the Services and Support Agreements.

      Net revenues were 65% and 67% of Coast P.A. gross revenues in second quarter 2003 and 2002, respectively, or a decrease of 2% (or $527,000) due to the June 1, 2002, and October 1, 2002 amendments to the services and support fee agreements. On a year to date basis, net revenues were 64% and 67% of Coast P.A. gross revenues for the periods ended June 30, 2003 and 2002, respectively, or a decrease of 2% (or $1,223,000) due to the amendments.

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

B. Recent Developments

      On March 4, 2003, we initiated a self-tender offer to purchase all of the outstanding shares of our common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. We accepted for purchase and payment all of the shares that were validly tendered for a total purchase price of approximately $52,000. Through June 30, 2003, we incurred approximately $715,000 in costs and expenses in connection with the self-tender offer. We currently expect no further costs to be incurred for the self-tender offer.

      Effective August 1, 2003, we re-opened a previously closed Dental Center in Florida which increases the total number of Dental Centers that we provide business services to 110 Dental Centers. We are actively assisting Coast P.A. to build a patient base and expect it to grow this into a profitable location. There can be no assurance that this re-opened location will become profitable.

      One insurance company recently elected to terminate its dental managed care contract with Coast P.A. Coast P.A. believes the insurance company placed this dental managed care business with several dental groups across the Southeast that accepted lower reimbursement levels than negotiated by Coast P.A. We will incur a loss in our services and support revenues as Coast P.A.’s capitation revenues and patient co-payments are reduced commencing in July 2003, with the full effect of the contract termination to be effective September 1, 2003. Over the 12 months ended June 30, 2003 gross capitation and patient co-pay revenues related to this contract was $7.2 million and our estimated services and support fee related to this contract would have been approximately $4.7 million. The estimated loss to our second half of 2003 services and support fee revenues related to the loss of this Coast P.A. contract is expected to range from $1.1 to $1.4 million. We are implementing certain cost control measures in the third quarter 2003 which we expect to partially mitigate the effect of the reduction in our services and support fee revenues relative to this loss of managed care business which has lower margins than traditional insurance and fee-for-service business. Coast P.A. continues to focus on a strategy of increasing the higher margin fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, also is expected to assist in mitigating the negative effect on revenues from termination of this contract. There can be no assurance that this will occur. If Coast P.A. is unable to replace the potential gross revenue it will loose as a result of the contract termination it will adversely affect our net revenues.

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

C. Results of Operations

      The following table sets forth, as a percentage of net revenue, certain items in our statement of operations for the periods indicated. Our performance during these periods is not indicative of future financial results or conditions.

	Quarter Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net revenue	100%	100.0%	100%	100.0%

Dental Center expenses:
Salaries and employee costs	35.8	33.6	34.9	34.9
Dental supplies and lab fees	17.0	17.9	16.9	17.8
Occupancy	13.9	13.8	13.6	13.8
Advertising	5.2	8.0	6.6	7.0
Administrative	1.4	1.8	1.9	2.1
Training and development	2.2	0.6	2.3	0.4
Finance charges	3.0	2.4	2.5	1.8
Depreciation	5.3	5.5	5.4	5.6

Total Dental Center expenses	83.8	83.7	84.2	83.4

Dental Center gross profit	16.2	16.3	15.8	16.6
General and administrative expenses	16.0	12.5	15.8	12.5
Depreciation and amortization	2.0	2.3	2.0	2.3
Dental Center closings	—	1.4	—	0.7

Operating (loss) income	(1.8)	0.1	(2.0)	1.1
Interest income	0.2	0.2	0.2	0.2
Interest expense	(0.7)	0.0	(0.7)	0.0

Income (loss) before income tax	(2.3)	0.3	(2.5)	1.3
Income tax benefit (expense)	0.1	(0.1)	—	3.0

Net (loss) income	(2.2)	0.2	(2.5)	4.3

Quarter Ended June 30, 2003 Compared to Quarter Ended June 30, 2002

      Net revenue. Net revenue increased 2.3% and 3.5% for the quarter and six months ended June 30, 2003 over the prior year periods, from $14.2 million to $14.6 million and from $27.8 million to $28.8 million, respectively. On a per Dental Center basis, net revenue increased 7.9% and 9.2% as there were fewer Dental Centers operated in the second quarter and six months ended June 30, 2003 over the prior year periods due to Dental Center closings and divestiture in the second half of 2002. The increase in net revenue is attributable to a number of factors including an increase in the number of Dentists and Hygienists at Coast P.A., an increase in the productivity per Dentist and Hygienist, the implementation of the patient financing program at Coast P.A., the migration from lower-margin managed care business to fee-for-service and private insurance at Coast P.A. and growth in the Coast Smile Plus discount and membership plan at Coast P.A.

      As of June 30, 2003 Coast P.A. employed 136 dentists or no net change over June 30, 2002 reflecting the hiring of additional dentists offset by the closing and consolidation of eight (8) Dental Centers and sale of one (1) Dental Center in 2002. As of June 30, 2003, Coast P.A. employed 107 hygienists or no net change in hygienists over June 30, 2002, reflecting growth in the hygiene operations of Coast P.A. offset by the effect of the closed and sold Dental Centers.

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Although there was no net change in the number of dentists employed as of June 2003 by Coast P.A. over the prior year, average doctor production per day for Coast P.A. increased in the quarter and six months ended June 30, 2003 over the prior year periods by 23% and 25%, respectively, which was partially offset by a reduction in doctor days for Coast P.A. by 9% in second quarter 2003 over the second quarter 2002 and 11% for the six months ended June 2003 over the prior year. Total hygienist days for Coast P.A. was unchanged in first quarter 2003 over first quarter 2002 and increased by 1% for the six months ended June 2003 over the six months ended June 2002. Average production per hygiene day for Coast P.A. decreased 2% in second quarter 2003 over second quarter 2002 and increased 3% for the six months ending June 30, 2003 over June 30, 2002 reflecting an increase in the number of days the Dental Centers were opened and staffed with hygienists and growth in the hygiene operations of Coast P.A.

      In third and fourth quarter 2003, Coast P.A. expects to hire additional doctors which will increase total doctor days and expects this will further increase total patient revenues. However average doctor production per day is expected to initially decrease as these doctors develop a patient base.

      The year to date increase in productivity of Coast P.A. dentists and hygienists has been assisted by several programs. During the second quarter 2003 and six months ended June 2003, approximately $2,800,000 and $5,500,000, respectively, in Coast P.A. gross revenue was financed by patients using the patient financing program, an increase of $500,000 and $1,935,000, respectively, over the prior year quarter and prior year six month period. The average transaction per Coast P.A. patient who used the patient financing was approximately 3.9 times higher than the overall average patient transaction. The migration from lower-margin managed care business continues as the percentage of Coast P.A. gross revenue derived from managed care business has declined from 31% of the Coast P.A.’s gross revenue for the year ended December 31, 2002 and from 32% for second quarter 2002 to approximately 28% for the second quarter 2003. The Coast P.A. Smile Plus discount and membership plan introduced in 2001, continues to contribute additional gross revenues for Coast P.A. In the first six months of 2003 Coast Smile plus contributed 10% of Coast P.A. gross revenues, up from 7% in the first six months of 2002.

      Due to the termination of a Coast P.A. managed care contract effective third quarter 2003 as described in “Recent Developments” above, we expect a reduction in our services and support fee revenue from Coast P.A. in the third and fourth quarters of 2003. Over the 12 months ended June 30, 2003 gross capitation and patient co-pay revenues related to this contract was $7.2 million and our estimated services and support fee related to this contract would have been approximately $4.7 million. The estimated loss to our second half of 2003 services and support fee revenues related to the loss of this Coast P.A. contract is expected to range from $1.1 to $1.4 million. We are implementing certain cost control measures in the third quarter 2003 which we expect to partially mitigate the effect of the reduction in our services and support fee revenues relative to this loss of managed care business which has lower margins than traditional insurance and fee-for-service business. Coast P.A. continues to focus on a strategy of increasing total providers and productivity per provider and increasing the fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, is expected to assist in mitigating the effect of this contract termination on its gross revenues. There can be no assurance that this will occur. If Coast P.A. is unable to replace this gross revenue it will adversely affect our net revenues from services and support fee.

      Salaries and employee costs. Salaries and employee costs increased 8.9% and 3.4% for the quarter and six months ended June 30, 2003 over the prior year periods, from $4.8 million to $5.2 million and from $9.7 million to $10.0 million, respectively. This increase in salaries and employee costs is due to increased staffing levels to accommodate the growth in net revenues offset by the effect of the closed and sold Dental Centers in 2002.

      Dental supplies and lab fees. Dental supplies and lab fees, a portion of which are purchased from related parties, decreased 2.8% and 1.8%, for the second quarter and six months ended June 30, 2003, respectively, compared to the prior year quarter and six months ended June 30, 2002. While net revenue increased, dental supplies and lab fees decreased due to the improving payor mix and from the continued use of preferred lab vendors which offer better pricing over alternative sources. Dental supplies and lab fees as a percent of net revenue has decreased from 17.9% and 17.8% of net revenues in second quarter and six months ended June 30, 2002 respectively, to 17.0% and 16.9% of net revenues in second quarter and six months ended June 30, 2003, respectively.

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Occupancy expenses. Occupancy expenses remained nearly constant in the second quarter and six months ended June 30, 2003, compared to the prior year second quarter and six month periods. Annual inflationary increases in rent and occupancy costs and increased information technology (IT) costs are being offset by a reduction in occupancy costs from operating fewer Dental Centers in second quarter and six months ended June 30, 2003. Dental Center IT costs have increased $60,000 in second quarter 2003 from the following three IT initiatives we implemented in 2002: 1) Improved reliability, availability and service levels of the network between the Dental Centers and the Corporate office by installing a private frame relay network which will enable us to implement new technology platforms; 2) Internet-enabling the Dental Centers to allow faster information exchange with insurance companies and to improve communications and gain efficiencies between the Dental Centers and the Corporate office; and 3) Installation of additional network servers and routers at the Dental Centers to support these initiatives. Management anticipates that occupancy costs will remain relatively stable on a per office basis for the foreseeable future.

      We are continuing our enhancement in its Dental Center equipment and information technology platform. These changes are expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to support the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities and hardware to a private frame relay. The majority of the cost of this initiative will be amortized over the asset life of three to seven years, or lease terms, generally three years, except that certain planning, process change and post-implementation review costs will be expensed as incurred.

      Advertising. Advertising expense decreased $382,000 or 33.6% for the second quarter 2003 and decreased $65,000 or 3.3% for the six months ended June 30, 2003. During the first quarter 2003, we assisted Coast, P.A. in launching a comprehensive advertising and promotion campaign aimed at increasing denture treatments by Coast P.A. that ran through second quarter 2003. In late second quarter 2003, we assisted Coast P.A. launching a New Patient Development advertising program. In the prior year periods, more of the higher cost radio and television advertising were used for brand marketing surrounding our 10-year anniversary as well as print and direct mail advertising focused primarily on the newly introduced patient financing program. Advertising costs are expected to increase in the third quarter 2003 over second quarter 2003 from the New Patient Development program currently underway.

      Dental Center training and development expenses. Training and development expenses increased $213,000 and $582,000, respectively for the second quarter and six months ended June 30, 2003, over the prior year quarter and six month periods. In June 2002, Coast Dental and Coast P.A. implemented a staff training and development program designed to increase the productivity and profitability of the Dental Centers. Through first quarter 2003, the life-to-date cost for this program was $901,000 (for Dental Center staff) and $427,000 for Coast P.A. (for Dentists and Hygienists). During the second quarter and six months ended June 30, 2003, the cost was $316,000 and $685,000, respectively, (for Dental Center staff) and $87,000 and $226,000, respectively, for Coast P.A. (for Doctors and Hygienists).

      The first year of the staff training and development initiative concluded in May 2003, and the second year initiative commenced in June 2003. We and Coast P.A. expect the second year program to cost less and expect that training and development costs will be lower in the second half of 2003 than the first half of 2003.

      Dental Center finance charges. Finance charges increased 35.8% and 50.7% for the second quarter and six months ended June 30, 2003, over the prior year periods. In accordance with the services and support fee agreements with Coast P.A., the Company incurs the cost of certain administrative costs of operating the Dental Centers including finance charges incurred from patients that pay Coast P.A. for dental services with credit cards or patient financing programs. Finance charges, a portion of which of which are earned by a related party, increased $112,000 and $246,000, respectively, during second quarter and six months ended June 30, 2003, over the prior year quarter and six month periods due to the increased charge volume on credit cards taken and the patient financing program implemented in first quarter 2002. Finance charges are expected to increase in the future as the financed volume increases. Increases in finance charges are offset by accelerated collections of net revenues and enables higher productivity of Dental Center staff from less billing and collection activities.

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Dental Center administrative expenses. Dental Center administrative expenses decreased slightly for the second quarter and six months ended June 30, 2003 over the prior year periods.

      Dental Center Depreciation. Depreciation expense at the Dental Centers remained constant for the second quarter and six months ended June 30, 2003, at $0.8 million per quarter reflecting the increase in depreciation from purchases of new equipment, offset by decreases from operating fewer Dental Centers.

      Corporate general and administrative expenses. Corporate general and administrative expenses increased $551,000 (or 30.8%) in second quarter 2003 over the prior year period. In the current quarter $190,000 of costs were incurred related to the self-tender offer which expired in April 2003 (see Note 10 to the condensed financial statements) comprised of debt issue costs and professional fees. As described in Note 5 to the condensed financial statements, we expensed $133,000 of debt issue costs related to the $2 million term loan facility which expired unused on June 1, 2003, and $57,000 of professional fees were incurred during the quarter. Total fees and expenses incurred and debt issue costs expensed through June 30, 2003, for the self tender offer total $715,000. We currently expect no further costs to be incurred for the self-tender offer. During the second quarter 2003, cost increases were incurred from non-cash expenses for stock option compensation, the investment in additional personnel and in information technology improvements including private frame relay network, leasing costs and consulting costs; offset by a decrease in valuation allowance charges. In second quarter 2002, a $239,000 valuation allowance charge was incurred to reduce the investment in the cash surrender value of life insurance to market value, and no such charge was incurred in second quarter 2003.

      Corporate general and administrative expenses increased $1,055,000 in the six months ended June 30, 2003, over the prior year period. The increase is due to $715,000 in costs and expenses incurred with the self-tender offer and increases were incurred from non-cash expenses for stock option compensation, the investment in additional personnel and in information technology improvements; offset by a decrease in legal costs and valuation allowance charges. As discussed in Note 8 to the condensed financial statements, legal costs were reduced by $233,000 in first quarter 2003 from the settlement of an employee related matter at an amount lower than previously expected. Valuation allowance charges on the investment in cash surrender value of life insurance totaled $244,000 through June 2002, whereas no such charges were incurred in 2003.

      Corporate depreciation and amortization. Corporate depreciation and amortization expenses decreased $41,000 and $62,000 in the second quarter and six months ended June 30, 2003, respectively. The decrease is attributable to the write-off of intangible assets in connection with the closing of eight (8) Dental Centers and the impairment charge recognized in the fourth quarter of 2002.

      Dental Center closings. During the second quarter 2002, we and Coast P.A. closed three (3) Dental Centers and combined the patient base into nearby Dental Centers. In addition, one Dental Center was relocated to a newer and larger leased facility to support the continued growth of that Dental Center. A non-cash charge of $194,000 was recorded to provide for the write-off of leasehold improvements, surplus Dental Center equipment and the remaining lease obligations for these office closings and relocation.

      Interest income. Interest income decreased $8,000 in the second quarter 2003 from $38,000 in second quarter 2002 to $29,000 in second quarter 2003. Interest income decreased $8,000 for the six months ended June 2003 from $73,000 for the six months ended June 30, 2002 to $61,000 for the six months ended June 30, 2003. The decrease in interest income is from lower notes receivable balances outstanding and from decreasing interest rates available on our invested cash equivalents.

      Interest expense. Interest expense increased $99,000 in the second quarter 2003 from $6,000 in second quarter 2002 to $105,000 for second quarter 2003. Interest expense increased $199,000 in the six months ended June 30, 2003 from $12,000 in the six months ended June 30, 2002 to $212,000 for six months ended June 30, 2003. The increase in expense is attributable to borrowings on the revolving line of credit during the first and second quarters of 2003, while there was no revolving line of credit balance in first half of 2002.

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Income taxes. In second quarter 2003 a tax benefit of $20,000 was recorded, reversing the AMT tax expense recorded in first quarter 2003. The second quarter tax benefit resulted in no tax expense or benefit for the six months ended June 30, 2003 due operating losses being incurred for the first months of 2003. In second quarter 2002, we recognized an income tax expense of $20,000 reflecting estimated AMT tax due.

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

      The effect of the change in tax law was recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted.

      We incurred federal tax net operating losses in 2002, 2001 and 2000. Based on this three-year history of incurring net operating losses, we can not conclude that the realization of the deferred tax asset is more likely than not. Accordingly, we have provided a full valuation allowance to offset its remaining net deferred tax asset; however, we will re-evaluate the amount of the valuation allowance on an ongoing basis.

D. Liquidity and Capital Resources

      At December 31, 2002, we had cash and cash equivalents of $2.8 million. At June 30, 2003, we had cash and cash equivalents totaling $5.2 million for a six-month increase of $2.4 million. This increase is attributed to the borrowings under the revolving line of credit of $1.8 million and cash generated from operations of $1.5 million, which was partially offset by capital expenditures and debt service. Capital expenditures increased $231,000 from $477,000 in the six months ended June 30, 2002, to $708,000 for the six months ended June 30, 2003. Management expects capital expenditures to continue to be in excess of the 2002 amounts.

      To improve cash flows, we and Coast P.A. have arranged for a patient financing program through a national financial institution. This program accelerates the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts and brokerage fees. In second quarter 2003, we and Coast P.A. expanded the patient financing program with other financial institutions that extend credit to consumers with lower credit scores. These programs are also on a non-recourse basis to us and Coast P.A.

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

      Based upon our anticipated capital needs for operation of our business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under our current cash reserves and expected cash flow from operations should be sufficient to meet our funding requirements to conduct its operations and for further implementation of our growth strategy and current plans for the next year.

Item 2.

COAST DENTAL SERVICES, INC.
Management’s Discussion and Analysis of Results of Operations and Financial Condition

      Additionally, to the extent our joint Dentist Equity Model initiative with Coast P.A. is successful, additional cash could become available to us through accelerated payment of the Coast P.A. management fee receivable through the sale of certain Coast P.A. assets to Dentists for cash or the assignment by Coast P.A. to us of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

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

PART I – FINANCIAL INFORMATION

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      See Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition, Section D. Liquidity and Capital Resources for further information.

      Our current revolving line of credit is a variable rate loan tied to the prime rate of interest. Our exposure to market risk for changes in interest rates is primarily in our cash equivalent portfolio. Pursuant to investing guidelines, we mitigate exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the second quarter of 2003, we earned investment income of approximately $28,000.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In order to ensure that the information required to be disclosed in this report is recorded, processed, summarized and reported on a timely basis, we have adopted internal controls and procedures. We conducted an evaluation (the “Evaluation”), under the supervision and with the participation of our principal executive officer and principal financial officer (together our “Certifying Officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. Based on the Evaluation, our Certifying Officers concluded that our Disclosure Controls are effective as of the end of the period covered by this report.

Changes in Internal Controls

We have also evaluated our internal controls over financial reporting, and there have been no changes in our internal controls over financial reporting during the period covered by this report that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

Certifications

In Exhibits 31.1 and 31.2 of this report there are the Certifications of our Certifying Officers. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

COAST DENTAL SERVICES, INC.

Special Notice Regarding Forward Looking Statements and Factors that May Affect Future Results

      This Form 10-Q quarterly report, press releases and certain information provided periodically in writing or orally by us or our officers, directors or its agents may contain statements which constitute “forward-looking statements” within the meaning of Section 27A of the Securities Act, as amended and Section 21E of the Securities Exchange Act of 1934. The terms “Coast Dental Services,” “Coast Dental”, “Company,” “we,” “our” and “us” refer to Coast Dental Services, Inc. The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, if used, are intended to specifically identify forward-looking statements. Those statements appear in a number of places in this Form 10-Q and in other places, particularly, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding our intent, belief or current expectations with respect to, among other things:

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

Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors. The factors that might cause such differences include, among others, the following:

(i)	any material inability to successfully and fully optimize the opportunities at existing Dental Centers;

(ii)	any reductions in our liquidity and working capital;

(iii)	any adverse effect or limitations caused by any governmental regulations or actions;

(iv)	any inability to obtain acceptable financing;

(v)	any increased competition;

(vi)	effect of a reduced cash position and future inability to access borrowings in current credit facilities;

(vii)	any adverse impact on our net revenue or operating margins due to the costs associated with increased growth at existing Dental Centers;

(viii)	the future continued relationship with and success of our professional association customers and the ability of Coast P.A. to pay management fees due to us;

(ix)	any increase in the management fee receivable owed to us by Coast P.A. or inability of Coast P.A. to pay the management fee receivable;

(x)	any inability to achieve additional net revenue or earnings from the internally developed Dental Centers or recently combined Dental Centers;

COAST DENTAL SERVICES, INC.

Special Notice Regarding Forward Looking Statements and Factors that May Affect Future Results

(xi)	any adverse impact from changes to the services and support fees agreed to in the future between us and Coast P.A.;

(xii)	inability to generate sufficient net revenue to offset the costs of, or unanticipated costs and expenses resulting from our focus on internal efficiencies, staff training and development initiatives, and advertising programs which may impact margins;

(xiii)	any reduction in the number of patients or the services performed by Dentists or Hygienists of Coast P.A. which impacts net revenue;

(xiv)	any material decrease in the number of Dentists or Hygienists of Coast P.A. available to service patients, would adversely affect productivity and impact overall net revenue;

(xv)	resulting costs and any negatives, including any reduced net revenues, incurred with implementing the Equity Model;

(xvi)	any inability of Coast P.A. to incentivize, motivate, retain and attract new Dentists;

(xvii)	any future inability to substantially achieve the objectives expected from the successful implementation of the Equity Model;

(xviii)	any future deregistration of our shares under the Securities and Exchange Act of 1934 as a result of continued reduction in the number of our shareholders which would terminate our status as a public company;

(xix)	any future attempt to engage in a going-private transaction;

(xx)	external factors including general economic and market conditions and combined general downturn in the economy;

(xxi)	impact of loss of managed care business by Coast P.A. and inability of Coast P.A. to replace with new business, including termination of a managed care contract in third quarter 2003;

(xxii)	inability to generate positive cash flows;

(xxiii)	the potential impact of negative market influences on our cash and cash equivalents;

(xxiv)	inability to improve Dentist retention or adverse affects of Dentist turnover of Coast P.A.;

(xxv)	any material decline in the number of patient visits of Coast P.A. as a result of the level of advertising and marketing expenditures and any other factor;

(xxvi)	any disruption of operations caused by the project to enhance the information technology platform, or a material increase in costs from the enhancement;

(xxvii)	inability to successfully replace capitated managed care business of Coast P.A. with other forms of business;

(xxviii)	continued operating losses;

(xxix)	any inability of Dentists (under the Equity Model) to pay their obligations under the notes receivable as they come due;

COAST DENTAL SERVICES, INC.

      Special Notice Regarding Forward Looking Statements and Factors that May Affect Future Results.

(xxx)	any inability to successfully defend against claims and litigation matters;

(xxxi)	any inability to successfully improve gross revenues of Coast P.A. through the Coast Smile Plus discount and membership program;

(xxxii)	any inability to generate sufficient revenue to meet the cost associated with the patient financing program, including finance charges, brokerage fees, marketing expenses and any other costs and liabilities related to the program;

(xxxiii)	any inability of Coast P.A., Adam Diasti, D.D.S., or us to comply with applicable laws, rules or regulations;

(xxxiv)	any inability of Coast P.A. to collect patient and insurance trade accounts receivable;

(xxxv)	declining market values in the investments underlying the cash surrender value of life insurance which cause a decrease in the net realizable value of non-interest bearing loans to executive officers carried as long-term assets by us;

(xxxvi)	periodic impairment reviews caused by changing circumstances and financial performance of individual Dental Centers can result in the determination that some of our long lived assets are impaired and result in impairment write downs;

(xxxvii)	underperforming Dental Centers are evaluated for closure or consolidation into nearby Dental Centers. Dental Centers closed or consolidated can result in write-offs of long-lived assets and require accrual of remaining lease obligations;

(xxxviii)	any adverse claims or uninsured claims resulting from the unsuccessful self-tender offer;

(xxxix)	any inability to pay debt on the scheduled maturity date;

(xl)	any future delisting of the Company’s shares as a result of our failure or inability to maintain compliance with NASDAQ’s requirements for continued listing; and

(xli)	the costs and expenses incurred with maintaining our status as a public company.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

COAST DENTAL SERVICES, INC.

PART II – OTHER INFORMATION

Item 1. Legal Proceedings

      As described in our Annual Report on Form 10-K for the year ended December 31, 2002, we are a party to certain legal and administrative proceedings and other claims arising from the ordinary course of business, including two employee related matters that are collective action complaints which were settled. We have completed the settlement process for one of these matters and have concluded this matter. There were no material changes or developments in these matters during the quarter ended June 30, 2003. See also Note 8 – Commitments and Contingencies of the Notes to Condensed Financial Statements contained in Part I – Financial Information which is hereby incorporated by reference.

Item 5. Other Information

      The description of the Coast P.A. managed care contract termination contained in Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition of Part I – Financial Information under Section B. “Recent Developments” is hereby incorporated by reference.

Item 6. Exhibits and Reports of Form 8-K

(a)  Exhibits

      See Exhibit Index.

(b)  Reports on Form 8-K

      None.

COAST DENTAL SERVICES, INC.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coast Dental Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on August 12 2003.

COAST DENTAL SERVICES, INC.

By:	/s/ TEREK DIASTI

TEREK DIASTI Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ TIMOTHY G. MERRICK

TIMOTHY G. MERRICK Vice President — Finance (Principal Financial and Accounting Officer)

COAST DENTAL SERVICES, INC.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

11.1	Computation of Per Share Earnings (Loss)

31.1 *	Certification of Terek Diasti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 *	Certification of Timothy G. Merrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terek Diasti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Timothy G. Merrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification accompanies this report pursuant to the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.