Form 10-Q
period 2003-09-30
COAST DENTAL SERVICES INC
filed 2003-11-13
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X]

APPLICABLE ONLY TO CORPORATE ISSUERS. Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total number of shares of outstanding Common Stock as of November 3, 2003: 2,138,444.

CONDENSED BALANCE SHEET
CONDENSED STATEMENTS OF OPERATIONS
CONDENSED STATEMENT OF CASH FLOWS
NOTES TO CONDENSED FINANCIAL STATEMENTS
Ex-11.1 Computation of Per Share Earnings (Loss)
Ex-31.1 Section 302 CEO Certification
Ex-31.2 Section 302 CFO Certification
Ex-32.1 Section 906 CEO Certification
Ex-32.2 Section 906 CFO Certification

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

COAST DENTAL SERVICES, INC.
CONDENSED BALANCE SHEET
UNAUDITED

	September 30,	December 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$3,248,541	$2,824,966
Management fee receivable from Coast P.A., non-interest bearing	19,022,252	17,395,559
Notes receivable from Equity Doctors – current portion	138,047	114,564
Supplies, inventory and small tools	2,760,787	2,782,037
Prepaid expenses and other current assets	531,987	353,368
Income tax refund receivable	241,559	175,332

Total current assets	25,943,173	23,645,826
Property and equipment, net	12,336,162	13,765,708
Note receivable from Coast P.A., non-interest bearing	229,218	229,218
Notes receivable from Equity Doctors	746,565	851,217
Non-compete agreements, net of accumulated amortization of $935,987 and $841,183, respectively	187,630	282,435
Dental services agreements, net of accumulated amortization of $3,889,334 and $3,484,290, respectively	9,542,845	9,947,889
Other assets	1,566,218	1,803,501

Total assets	$50,551.811	$50,525,794

	LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$2,559,535	$2,549,386
Accrued salaries and benefits	1,433,245	1,357,497
Accrued expenses	1,362,491	2,180,220
Line of credit	1,743,567	—
Current maturities of long-term debt and capital leases	52,941	117,925

Total current liabilities	7,151,780	6,205,028
Long-term debt and capital leases, excluding current maturities	56,071	78,354

Total liabilities	7,207,851	6,283,382

Commitment and contingencies
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, None issued	—	—
Common stock, $.001 par value; 50,000,000 shares authorized, 2,138,444 and 2,091,223 shares issued and outstanding, respectively	2,138	2,091
Additional paid-in capital	55,397,828	55,165,701
Retained deficit	(9,462,906)	(8,384,197)

	45,937,060	46,783,595
Less: Stock option receivable from Coast P.A., non-interest bearing	(2,541,183)	(2,541,183)
Treasury stock, 11,537 shares, at cost	(51,916)	—

Total stockholders’ equity	43,343,961	44,242,412

Total liabilities and stockholders’ equity	$50,551,811	$50,525,794

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENTS OF OPERATIONS
UNAUDITED

	Quarter Ended September 30,		Nine Months Ended September 30,

	2003	2002	2003	2002

Net revenue	$14,569,606	$14,728,596	$43,355,633	$42,539,431

Dental Center expenses:
Salaries and employee costs	5,453,554	5,131,473	15,486,498	14,835,699
Dental supplies and lab fees	2,499,261	2,391,493	7,366,050	7,345,813
Occupancy	2,021,605	1,931,397	5,935,201	5,725,626
Advertising	1,003,130	1,600,391	2,895,729	3,557,273
Finance charges	401,173	345,686	1,134,878	832,938
Training and development	81,286	216,732	765,881	319,085
Administrative	383,733	375,812	926,216	1,013,284
Depreciation	752,414	784,622	2,309,437	2,342,856

Total Dental Center expenses	12,596,156	12,777,606	36,819,890	35,972,574

Dental Center gross profit	1,973,450	1,950,990	6,535,743	6,566,857
General and administrative expenses	2,200,224	1,922,893	6,750,501	5,418,354
Depreciation and amortization	299,536	348,037	880,374	991,357
Dental Center closings	(169,572)	1,778,244	(169,572)	1,971,886

Operating loss	(356,738)	(2,098,184)	(925,560)	(1,814,750)
Interest income	26,813	45,291	87,388	117,809
Interest expense	(95,086)	(9,771)	(306,764)	(22,236)

Loss before income tax	(425,011)	(2,062,664)	(1,144,936)	(1,719,177)
Income tax benefit	66,227	20,330	66,227	851,297

Net loss	$(358,784)	$(2,042,334)	$(1,078,709)	$(867,880)

Basic loss per share:
Net loss	$(0.17)	(0.98)	$(0.50)	$(0.41)

Diluted loss per share:
Net loss	$(0.17)	$(0.98)	$(0.50)	$(0.41)

Weighted average number of shares outstanding:
Basic	2,138,444	2,091,223	2,138,444	2,091,223

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
CONDENSED STATEMENT OF CASH FLOWS
UNAUDITED

	Nine Month Ended September 30,

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,078,709)	$(867,880)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	2,689,962	2,743,984
Amortization	554,265	590,229
Deferred income tax benefit	(66,227)	(888,083)
Dental Center closings	(169,572)	1,971,896
Valuation allowance on cash surrender value-life insurance	—	434,433
Loss on disposal of equipment and other adjustments	244,424	60,319
Changes in operating assets and liabilities:
Increase in management fee receivable from Coast P.A.	(1,626,692)	(3,863,502)
Decrease in supplies, inventory and small tools	21,250	72,089
Decrease in prepaid expenses and other current assets	3,746	171,609
Decrease in other assets	51,900	355,957
(Decrease) increase in accounts payable and accrued expenses	(371,152)	819,975

NET CASH PROVIDED BY OPERATING ACTIVITIES	249,449	1,601,026

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,376,384)	(660,358)
Collections on notes receivable from Equity Doctors	81,170	66,083

NET CASH USED IN INVESTING ACTIVITIES	(1,295,214)	(542,265)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	1,743,567	—
Proceeds from exercise of stock options	169,238	—
Purchase of treasury stock	(51,916)	—
Debt issue costs paid	(180,936)	—
Payments on long-term debt	(87,577)	(213,118)
Payments on capital leases	(123,036)	(9,069

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	1,469,340	(222,187)

INCREASE IN CASH AND CASH EQUIVALENTS	423,575	784,574
Cash and cash equivalents at beginning of period	2,824,966	2,545,770

Cash and cash equivalents at end of period	$3,248,541	$3,330,344

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest (paid) collected, net	$(164,959)	$118,187

Income taxes refunded, net	$—	$1,311,388

Non-cash stock option receivable from Coast P.A.	$—	$52,859

Assets acquired under capital lease financing	$123,345	$117,857

ASSET DISPOSITIONS
Management fee receivable	$—	$(164,334)

Supplies, inventory and small tools	$—	$126,816)

Book value of property and equipment disposed	$—	$222,405)

Notes receivable	$—	$517,555

The accompanying notes are an integral part of these condensed financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
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

     There were no items of other comprehensive income in the periods presented; accordingly, the Company’s comprehensive loss equals net loss for the three and nine months ended September 30, 2003 and 2002.

Note 2 – Interim Period Stock Compensation Disclosures

     As of September 30, 2003, the Company has two stock-based employee compensation plans, which are described more fully in the 2002 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 31, 2003. The Company accounts for the plans under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Quarter Ended		Nine Months Ended
	Sept. 30,		Sept. 30,

	2003	2002	2003	2002

Net loss, as reported	$(358,784)	$(2,042,334)	$(1,078,709)	$(867,880)
Add: Stock-based employee compensation expense included in reported net loss, net of related income tax effects	—	—	62,936	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(22,850)	(15,441)	(70,627)	(32,281)

Pro forma net loss	$(381,634)	$(2,057,775)	$(1,086,400)	$(900,161)

Loss per share:
Basic—as reported	$(0.17)	$(0.98)	$(0.50)	$(0.41)
Basic—pro forma	$(0.18)	$(0.98)	$(0.51)	$(0.43)

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

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

     In June 2002, Statement of Financial Accounting Standards No. 146 (“SFAS 146”) “Accounting for Costs Associated with Exit or Disposal Activities” was issued. SFAS 146 supersedes Emerging Issues Task Force (“EITF”) Issue No. 94-3. The principal difference between SFAS 146 and EITF Issue No. 94-3 relates to when an entity can recognize a liability related to exit or disposal activities. SFAS 146 requires that a liability be recognized for a cost associated with an exit or disposal activity when the liability is incurred. EITF Issue No. 94-3 allowed a liability related to an exit or disposal activity to be recognized at the date an entity commits to an exit plan. The provisions of SFAS 146 are effective for all exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 by the Company did not have a material effect upon its financial statements.

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

     In November 2002, the FASB issued FASB Interpretation 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Direct Guarantees of Indebtedness of Others.” FIN 45 changes the accounting for and the disclosure of guarantees. FIN 45 requires that guarantees meeting the characteristics described in the Interpretation be initially recorded at fair value in contrast to SFAS 5 which requires recording a liability when a loss is probable and reasonably estimable. The disclosure requirements of FIN 45 are effective for financial statements and annual periods ending after December 1, 2002. The initial recognition and initial measurement provisions of FIN 45 are effective on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 by the Company did not have a material effect upon its financial statements.

     In January 2003, the FASB issued FASB Interpretation 46 (“FIN 46”), “Consolidation of Variable Interest Entities (an interpretation of ARB No. 51)”. FIN 46 expands the consolidation requirements of ARB No. 51 to include entities subject to a majority of the risk of loss from the variable interest entity’s activities or entities entitled to receive a majority of the variable interest entity’s returns or both. The consolidation requirements of FIN 46 for variable interest entities created after January 31, 2003, apply January 1, 2004 and apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. The disclosure requirements of FIN 46 are effective in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not expect the adoption of FIN 46 to have a material effect upon its financial statements.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

     In April 2003, Statement of Financial Accounting Standards No. 149 (“SFAS 149”) “Amendment of Statement 133 on Derivative Instruments and Hedging Activities”, was issued which amends FASB Statement No. 133 (“SFAS 133”) “Accounting for Derivative Instruments and Hedging Activities”. SFAS 149 amends SFAS 133 to provide clarification on the financial accounting and reporting of derivative instruments and hedging activities and requires that contracts with similar characteristics be accounted for on a comparable basis. The provisions of SFAS 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The adoption of SFAS 149 by the Company did not have a material effect upon its financial statements.

     In May 2003, Statement of Financial Accounting Standards No. 150 (“SFAS 150”) “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” was issued. SFAS 150 requires that certain financial instruments issued in the form of shares that are mandatorily redeemable as well as certain other financial instruments be classified as liabilities in financial statements. The provisions of SFAS 150 are effective for financial instruments entered into or modified after May 31, 2003 and to all other instruments that exist as of the beginning of the first interim financial reporting period beginning after June 15, 2003. The adoption of SFAS 150 by the Company did not have a material effect upon its financial statements.

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

     Effective June 1, 2002, the services and support fee earned by us for each Dental Center is based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, we earn a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies and lab fees, occupancy, advertising, and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the services and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. The Audit Committee of the Board of Directors approved this amendment to the Services and Support Agreements.

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

     In connection with these conversions, total consideration raised by the Company and Coast P.A. originally totaled $1.5 million and, after considering the divestiture and four Equity Doctor dissolutions, consideration raised totaled $1.2 million. The Company and Coast P.A. expect to continue implementation of the Equity Model, which is expected to continue to generate cash and notes receivable consideration for Coast P.A., which can be used to pay down the management fee receivable.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

     The Company evaluates the recoverability of the management fee receivable from Coast P.A. and has determined at this time that the management fee receivable is fully collectible and no valuation allowance is necessary. If Coast P.A. is not successful with the strategies outlined above, or if the financial condition of Coast P.A. changes, resulting in its inability to pay the unsecured portion of the management fee receivable, a valuation allowance may be necessary to reduce the carrying value of this asset to an amount that is less than its carrying value. The inability of Coast P.A. to pay the unsecured portion of the management fee receivable would have a material adverse effect on the Company’s financial condition.

     The Company carries the management fee receivable from Coast P.A. as a current asset because the account turns over throughout the year as services and support fees are earned and are collected.

     Net revenues decreased $1.4 million and $2.9 million for the quarter and nine months ended September 30, 2003, respectively, over the comparable prior year periods due to the October 1, 2002 amendment to the services and support fee agreement.

Note 5 – Acquired Intangible Assets

The Company’s acquired intangible assets consists of the following:

	Gross Carrying Amount		Accumulated Amortization

	September 30,	December 31,	September 30,	December 31,
In thousands	2003	2002	2003	2002

Amortized intangible assets:
Non-compete agreements	$1,124	$1,124	$(936)	$(841)
Dental services agreements	13,431	13,431	(3,889)	(3,484)

Total	$14,555	$14,555	$(4,825)	$(4,325)

Aggregate Amortization Expense:
For the quarter ended September 30, 2003			$166
For the quarter ended September 30, 2002			$200
For the nine-months ended September 30, 2003			$500
For the nine-months ended September 30, 2002			$590
Estimated Amortization Expense:
For the year ended December 31, 2004			$731
For the year ended December 31, 2005			$644
For the year ended December 31, 2006			$609
For the year ended December 31, 2007			$609
For the year ended December 31, 2008			$609

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

Note 6 – Debt

     On December 31, 2002, the Company closed on a $4 million Revolving Credit, Term Loan and Security Agreement with a commercial lender, CapitalSource Finance, LLC (“Capital Source”) that included a $2 million revolving line of credit and a $2 million term loan. This credit facility has a three (3) year term and expires December 31, 2005. The term loan could only be accessed to finance the buyback of the Company’s common stock and only through June 1, 2003. The $2 million revolving credit facility bears interest at the prime rate plus 2.25%, subject to minimum interest rate of 7.0%. This revolving line of credit is secured by substantially all of the Company’s assets, requires the Company to meet certain minimum financial covenants and comply with customary affirmative and negative covenants. There is an annual commitment fee for the unused portion of the revolving line of credit of 1.00%, and a collateral management fee of 1.26%. If the Company elects to terminate the revolving line of credit facility within the first twelve months, it is obligated to pay CapitalSource an early termination fee of $60,000, and $20,000 if the facility is terminated in the second twelve months.

     The Company did not draw on the revolving line of credit at closing; therefore, there were no borrowings as of December 31, 2002. However, the Company did draw $1,760,000 for working capital purposes on January 2, 2003 and approximately $1,744,000 was outstanding as of September 30, 2003. At September 30, 2003, there would have been borrowing availability of approximately $256,000 but the Company was not in compliance with the financial covenants of the credit facility. The Company is currently in discussions with the lender regarding modifying the financial covenants. There can be no assurances that the Company will reach an acceptable modification with the lender. If the loan agreement is not modified, the lender could either request repayment of the loan or charge a higher rate of interest.

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

     The $2 million term loan could only be accessed to finance the buyback of the Company’s common stock, and only through June 1, 2003. The Company did not elect to borrow any funds under the term loan facility by June 1, and accordingly, effective June 1, 2003, this portion of the credit facility was no longer available to the Company. The Company expensed the unamortized debt issue costs incurred in obtaining the terminated portion of the loan facility in the amount of $133,000 in second quarter 2003.

Note 7 – Income Taxes

     In third quarter 2003, the Company filed its 2002 tax return and a tax benefit of $66,000 was recorded to recognize an increase in the tax refund due from 2002.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and to file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000. The Company collected the income tax refund in second quarter of 2002.

     The effect of the change in tax law was recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit, and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted.

     The Company incurred federal tax net operating losses in 2002, 2001 and 2000. Based on this three-year history of incurring net operating losses, the Company cannot conclude that the realization of the deferred tax asset is more likely than not. Accordingly, the Company has provided a full valuation allowance to offset its remaining net deferred tax asset; however, the Company will re-evaluate the amount of valuation allowance on an ongoing basis.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

Note 8 – Loss Per Share

     The basic loss per common share is based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period.

     The diluted loss per common share is equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. As of September 30, 2002, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of 23,464 (quarter) and 35,324 (nine months) shares of common stock equivalents would have been anti-dilutive. As of September 30, 2003, the weighted average number of common shares is the same for both the basic and diluted per share computation because inclusion of 122,245 (quarter) and 122,602 (nine months) shares of common stock equivalents would have been anti-dilutive.

Note 9 – Commitments and Contingencies

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

     The Company previously disclosed in its most recent Annual Report on Form 10-K that it is a party to employee-related matters, two of which are collective action complaints. Settlements have been reached for three such matters with a maximum cost to the Company totaling $1,003,000 (including plaintiff’s legal fees and expenses). In first quarter 2003, the Company completed the claims notification process for one of these matters. The number of participating employees and former employees was less than expected and the total settlement cost was $233,000 less than the maximum total cost. Accordingly, in first quarter 2003, the Company reduced its estimated accrual for legal matters by $233,000. In the third quarter 2003, the Company paid and concluded the only remaining matter. As of September 30, 2003 the Company has paid $770,000 and concluded all three matters.

     The Company is a business services company that provides comprehensive business services and support to general dentistry practices and it does not provide or perform dental services. The dental services are provided to patients solely by licensed dentists and dental hygienists employed by Coast P.A. The Company is named as a party in several professional liability matters brought by patients against Coast P.A. However, it does not expect to have any liability exposure because it does not provide or perform dental services. Furthermore, the Company has never been found liable in a professional liability lawsuit for dental services provided by a dental professional. However, there can be no assurance that, in the future, a court of law will not find the Company liable in a professional liability lawsuit.

     While the outcome of the pending legal and administrative proceedings and other claims cannot be predicted with certainty, management does not expect the pending matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company. It is the Company’s practice to accrue amounts it believes are appropriate at the present time with respect to the pending and settled legal and administrative proceedings and other claims based upon discussions with legal counsel and the nature and present status of such proceedings. The Company intends to vigorously defend its positions in each of the pending matters.

Note 10 — Liquidity and Capital Resources

     At December 31, 2002, the Company had cash and cash equivalents of $2.8 million. At September 30, 2003, the Company had cash and cash equivalents totaling $3.2 million for a nine-month increase of $0.4 million. This increase is attributed to the borrowings under the revolving line of credit of $1.8 million and cash generated from operations of $0.3 million, which was partially offset by capital expenditures ($1.4 million) and debt service ($0.2 million).

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

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

     On December 31, 2002, the Company entered into a revolving line of credit facility with a commercial lender for its working capital needs, which permits borrowings up to $2,000,000. The Company borrowed $1,760,000 under this revolving credit facility on January 2, 2003. This credit facility replaced the previous credit facility that expired in third quarter 2002 that the Company was unable to borrow on since third quarter 2001 due to its inability to meet certain financial covenants.

     At September 30, 2003, there would have been borrowing availability on the Company’s revolving line of credit of approximately $256,000 but the Company was not in compliance with the financial covenants of the credit facility. The Company is currently in discussions with the lender regarding modifying the financial covenants. There can be no assurances that the Company will reach an acceptable modification with the lender. If the loan agreement is not modified, the lender could either request repayment of the loan or charge a higher rate of interest.

     As reported in second quarter 2003, one insurance company elected to terminate its dental managed care contract with Coast P.A. Coast P.A. believes the insurance company placed this dental managed care business with several dental groups across the Southeast that accepted lower reimbursement levels than negotiated by Coast P.A. We will incur a loss in our services and support revenues as Coast P.A.’s capitation revenues and patient co-payments are reduced commencing in July 2003, with the full effect of the contract termination to be effective September 1, 2003. Over the 12 months ended June 30, 2003, gross capitation and patient co-pay revenues related to this contract was $7.2 million and our estimated services and support fee related to this contract would have been approximately $4.7 million. The estimated loss to our second half of 2003 services and support fee revenues related to the loss of this Coast P.A. contract is expected to range from $1.1 million to $1.4 million. We have implemented certain cost control measures in third quarter 2003 which we expect to partially mitigate the effect of the reduction in our services and support fee revenues relative to this loss of managed care business which has lower margins than traditional insurance and fee-for-service business. Coast P.A. continues to focus on a strategy of increasing total providers and production per provider and increasing the higher margin fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, also is expected to assist in mitigating the negative effect on revenues from termination of this contract. There can be no assurance that this will occur. If Coast P.A. is unable to replace the potential gross revenue it will lose as a result of the contract termination, it will adversely affect our net revenues.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes,and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves and expected cash flow from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans for the next year.

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

     In the event the Company is unable to generate its expected cash flows, or is unable to access its $2 million revolving line of credit facility due to the inability to meet its restrictive covenants, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

COAST DENTAL SERVICES, INC.
NOTES TO CONDENSED FINANCIAL STATEMENTS
September 30, 2003 and 2002
(Unaudited)

Note 11 – Self-Tender Offer

     On March 4, 2003, the Company initiated a self-tender offer to purchase all of the outstanding shares of its common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. The Company accepted for purchase and payment all of the shares that were validly tendered for a total purchase price of approximately $52,000. The Company incurred approximately $715,000 in costs and expenses in connection with the self-tender offer in the first and second quarters of 2003.

Note 12 – Related Party Transactions

     Supply Agreement. As reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002, the Company purchases a majority of its dental supplies pursuant to a Supply Agreement with edentaldirect.com (a related party). In third quarter 2003, the ownership structure of edentaldirect.com was revised. Tim Diasti’s (an affiliate of the Company) ownership percentage in edentaldirect.com was reduced to less than 20% and Tim Diasti is no longer an officer of edentaldirect.com, but remains a director of that company.

Note 13 – Dental Center Closings

      Dental Center Closings, Consolidations and Relocations. The Company and Coast P.A. continuously evaluate the performance of the Dental Centers and dental practices. During 2002 and 2001, decisions were made to close and or consolidate into other locations a total of sixteen (16) Dental Centers and in addition, in 2002, to relocate one Dental Center to a newer and larger facility to support the continued growth of that Dental Center. Locations selected for closure or consolidation were under-performing and certain of which had lease expirations in the near future. The Company believes that closing under-performing Dental Centers will improve the overall financial performance of the Company while allowing management to focus its efforts on improving the performance at the remaining Dental Centers.

      In August 2003, the Company reopened one of its previously closed Dental Centers and reversed the accrual for the remaining lease obligations.

      The activity in the related accrued dental center closing expense is as follows:

	September 30,	December 31,

	2003	2002

Accrued expense — beginning of period	$722,855	$420,304

Closing and relocation charge — current year	—	2,707,819

Reopening — current year	(169,572

Closing and relocation charge — revision to prior year	—	(82,995)

Subtotal — Closing and relocation charge	(169,572)	2,624,824
Write off of tangible and intangible assets	—	(2,061,211)

Payments	(166,818)	(261,062)

Accrued expense — end of period	$386,465	$722,855

      The Dental Center closing accrual at September 30, 2003 includes $263,276 for Dental Centers closed in 2002 and $123,189 for Dental Centers closed in 2001.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

A. Overview

     Critical Accounting Policies and Significant Estimates. The following Management’s Discussion and Analysis of Results of Operations and Financial Condition (MD&A) should be read in conjunction with our December 31, 2002 financial statements and notes thereto and “Management’s Discussion and Analysis of Results of Operations and Financial Condition” included in the 2002 Annual Report on Form 10-K. Our financial statements are prepared in conformity with accounting standards generally accepted in the United States of America, which requires the use of estimates, judgments and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. We have identified certain significant accounting estimates inherent in the preparation of our financial statements in the following areas: consolidation policy, recoverability of long-lived assets, recoverability of management fee receivable and notes receivables, valuation of deferred tax assets and the costs to close and consolidate certain Dental Centers. These critical accounting estimates are discussed in the MD&A of our 2002 Annual Report on Form 10-K. Management believes that the accounting estimates employed are appropriate; however, we continuously re-evaluate the significant estimates and make adjustments when the facts and circumstances change. Actual results could differ, and possibly significantly, from the original estimates. There have been no material changes to our significant accounting policies that affected our financial condition or results of operations in the third quarter of 2003.

     Introduction. We opened our first Dental Center in May 1992. As of September 30, 2003, we provide comprehensive business services to 110 Dental Centers consisting of 64 internally developed and 46 acquired Dental Centers. We derive our revenue through fees earned from Coast P.A. for providing comprehensive business services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of September 30, 2003, there were 144 Dentists and 105 Hygienists employed by Coast P.A. serving approximately 500,000 patients annually. In the near future, Coast P.A. and Coast Dental plan to grow by utilizing existing excess capacity within the 110 Dental Centers. Once the excess capacity is optimized, Coast P.A. and Coast Dental expect to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Relationship with Coast P.A. The entities comprising Coast P.A. are all owned solely by a related party — Adam Diasti, D.D.S. (who is a Director, President and a majority stockholder of Coast Dental). We have 40-year evergreen dental services agreements (“Service and Support Agreements”) with each entity comprising Coast P.A., whereby we receive fees for services and support provided to dental practices operated by Coast P.A.

     Coast P.A. employs dentists and dental hygienists and provides all of the dental services to patients. As the employer of dentists and dental hygienists, Coast P.A. incurs the cost of dentist and hygienist compensation, benefits and certain other expenses. Pursuant to the Services and Support Agreements, we earn a services and support fee from Coast P.A. to provide comprehensive business services and support to each Dental Center. In providing these comprehensive business services and support to the Dental Centers, we incur all of the remaining operating expenses incurred by the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising, training and development, finance charges and Dental Center administrative costs. We do not employ dentists and hygienists and, accordingly, “Salaries and employee costs” presented on the Statement of Operations does not include the salaries and benefits of dentists and hygienists. In addition, we acquire the property and equipment, lease the facilities and improve the facilities in order to operate the Dental Centers.

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

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     Only the service fees earned by us for services and support to Coast P.A. and our actual expenses are reflected in our financial statements. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in our financial statements.

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

     Effective June 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned and to grant us a secured interest in Coast P.A.’s trade accounts receivable as collateral for services and support fees. These changes were precipitated by the favorable impact on financial performance of Dental Centers converted to the Equity Model implemented in fourth quarter 2001, which model Coast Dental and Coast P.A. believe provides the Equity Doctor and Coast P.A. an incentive for improving the performance of each Dental Center. The amendment incorporates the financial performance of each Dental Center in the determination of the services and support fee earned by us. The Audit Committee approved the amendment to the Services and Support Agreements.

     Effective June 1, 2002, the services and support fee earned by us for each Dental Center is based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, we earn a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies and lab fees, occupancy, advertising, and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of net dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the services and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. The Audit Committee of the Board of Directors approved this amendment to the Services and Support Agreements.

     Net revenues decreased $1.4 million and $2.9 million for the quarter and nine months ended September 30, 2003, respectively, over the comparable prior year periods due to the October 1, 2002 amendment to the services and support fee agreement.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

B. Recent Developments

     On March 4, 2003, we initiated a self-tender offer to purchase all of the outstanding shares of our common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. We accepted for purchase and payment all of the shares that were validly tendered for a total purchase price of approximately $52,000. We incurred approximately $715,000 in costs and expenses in connection with the self-tender offer in the first and second quarters of 2003.

     Effective August 1, 2003, we re-opened a previously closed Dental Center in Florida which increases the total number of Dental Centers that we provide business services to 110 Dental Centers. We are actively assisting Coast P.A. to build a patient base and expect it to grow this into a profitable location. There can be no assurance that this re-opened location will become profitable.

     One insurance company elected to terminate its dental managed care contract with Coast P.A. Coast P.A. believes the insurance company placed this dental managed care business with several dental groups across the Southeast that accepted lower reimbursement levels than negotiated by Coast P.A. We will incur a loss in our services and support revenues as Coast P.A.’s capitation revenues and patient co-payments are reduced commencing in July 2003, with the full effect of the contract termination effective September 1, 2003. Over the 12 months ended June 30, 2003 gross capitation and patient co-pay revenues related to this contract was $7.2 million and our estimated services and support fee related to this contract would have been approximately $4.7 million. The estimated loss to our second half of 2003 services and support fee revenues related to the loss of this Coast P.A. contract is expected to range from $1.1 million to $1.4 million. We have implemented certain cost control measures in third quarter 2003 which we expect to partially mitigate the effect of the reduction in our services and support fee revenues relative to this loss of managed care business which has lower margins than traditional insurance and fee-for-service business. Coast P.A. continues to focus on a strategy of increasing total providers and productivity per provider and increasing the higher margin fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, also is expected to assist in mitigating the negative effect on revenues from termination of this contract. There can be no assurance that this will occur. If Coast P.A. is unable to replace the potential gross revenue it will lose as a result of the contract termination, it will adversely affect our net revenues.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

C. Results of Operations

     The following table sets forth, as a percentage of net revenue, certain items in our statement of operations for the periods indicated.

	Quarter Ended Sept. 30,		9 Months Ended Sept. 30,

	2003	2002	2003	2002

Net revenue	100.0%	100.0%	100.0%	100.0%

Dental Center expenses:
Salaries and employee costs	37.4	34.8	35.7	34.9
Dental supplies and lab fees	17.2	16.2	17.0	17.3
Occupancy	13.9	13.1	13.7	13.5
Advertising	6.9	10.9	6.7	8.4
Finance charges	2.7	2.4	2.6	2.0
Training and development	0.6	1.5	1.8	0.7
Administrative	2.6	2.6	2.1	2.4
Depreciation	5.2	5.3	5.3	5.5

Total Dental Center expenses	86.5	86.8	84.9	84.7

Dental Center gross profit	13.5	13.2	15.1	15.3
General and administrative expenses	15.1	13.1	15.6	12.7
Depreciation and amortization	2.1	2.4	2.0	2.3
Dental Center closings	(1.2)	12.1	(0.4)	4.6

Operating loss	(2.5)	(14.2)	(2.1)	(4.3)
Interest income	0.2	0.3	0.2	0.3
Interest expense	(0.7)	(0.1)	(0.7)	(0.1)

Loss before income tax	(3.0)	(14.0)	(2.6)	(4.1)
Income tax benefit expense	0.5	0.1	0.2	2.0

Net loss	(2.5)	(13.9)	(2.4)	(2.1)

Quarter Ended September 30, 2003 Compared to Quarter Ended September 30, 2002

     Net revenue. Net revenue decreased 1% for the quarter ended September 30, 2003 over the prior year period, from $14.7 million to $14.6 million. This decrease in revenue in the quarter is due primarily to the change in the services and support fee agreement last year (See “Overview-Services and Support Agreement with Coast P.A.” above) and in part to the termination by an insurance company of its dental managed care contract with Coast P.A. effective September 1, 2003. On a per Dental Center basis, net revenues remained constant at approximately $132,000 per Dental Center for the quarter ended September 30, 2003 as there were fewer Dental Centers operated in the third quarter 2003 over the prior year period due to Dental Center closings and a divestiture in the second half of 2002.

     Net revenue increased 2% for the nine months ended September 30, 2003 over the prior year period from $42.5 million to $43.4 million, respectively. The increase in net revenue for the nine month period is attributable to a number of factors including an increase in the number of Dentists at Coast P.A., an increase in the productivity per Dentist and Hygienist, expansion of the patient financing program at Coast P.A., the continuing migration from lower-margin managed care business to fee-for-service and private insurance at Coast P.A. and growth in the Coast Smile Plus discount and membership plan at Coast P.A., partially offset by the change in the services and support fee agreement and the dental managed care contract termination described above.

     As of September 30, 2003 Coast P.A. employed 144 dentists or an increase of five (5) dentists (3%) over September 30, 2002 reflecting the hiring of additional dentists offset by the closing and consolidation of eight (8) Dental Centers and sale of one (1) Dental Center in 2002. As of September 30, 2003, Coast P.A. employed 105 hygienists or a reduction of six (6) hygienists (5%) over September 30, 2002, reflecting the effect of the closed and sold Dental Centers.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Coast P.A. average doctor production per day increased in the quarter and nine months ended September 30, 2003 over the prior year periods by 8.6% and 17.1%, respectively. In the third quarter 2003, there was an increase in doctor days for Coast P.A. of 1.8% over the third quarter 2002; however there was a reduction of doctor days of 6.9% for the nine months ended September 2003 over the prior year period. Total hygienist days for Coast P.A. increased 4.2% in third quarter 2003 over third quarter 2002 and increased by 2.9% for the nine months ended September 2003 over the nine months ended September 2002. Average production per hygiene day for Coast P.A. increased 3.5% in third quarter 2003 over third quarter 2002 and increased 2.5% for the nine months ending September 30, 2003 over September 30, 2002 reflecting an increase in the number of days the Dental Centers were opened and staffed with hygienists.

     In fourth quarter 2003, Coast P.A. expects to hire additional doctors which will increase total doctor days and expects this will further increase total patient revenues. However average doctor production per day is expected to initially decrease as these doctors develop a patient base.

     The year to date increase in productivity of Coast P.A. dentists and hygienists has been assisted by several programs. During the third quarter 2003 and nine months ended September 30, 2003, approximately $3.2 million and $8.7 million, respectively, in Coast P.A. gross revenue was financed by patients using the patient financing program, an increase of $0.2 million and $2.2 million, respectively, over the prior year quarter and prior year nine month period. The average transaction per Coast P.A. patient who used the patient financing was approximately 3.9 times higher than the overall average patient transaction. The migration from lower-margin managed care business continues as the percentage of Coast P.A. gross revenue derived from managed care business has declined from 31% of the Coast P.A.’s gross revenue for the year ended December 31, 2002 and from 32% for third quarter 2002 to 24% for the third quarter 2003. The Coast P.A. Smile Plus discount and membership plan introduced in 2001 continues to contribute additional gross revenues for Coast P.A. In the first nine months of 2003 Coast Smile plus contributed 11.5% of Coast P.A. gross revenues, up from 8.0% in the first nine months of 2002.

     Due to the termination of a Coast P.A. managed care contract effective third quarter 2003 as described in “Recent Developments” above, we expect a reduction in our services and support fee revenue from Coast P.A. in the second half of 2003. Over the 12 months ended June 30, 2003 gross capitation and patient co-pay revenues related to this contract were $7.2 million and our estimated services and support fee related to this contract was approximately $4.7 million. The estimated loss to our second half of 2003 services and support fee revenues related to the loss of this Coast P.A. contract is expected to range from $1.1 million to $1.4 million. We have implemented certain cost control measures in the third quarter 2003 which we expect to partially mitigate the effect of the reduction in our services and support fee revenues relative to this loss of managed care business which has lower margins than traditional insurance and fee-for-service business. Coast P.A. continues to focus on a strategy of increasing total providers and productivity per provider and increasing the fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, is expected to assist in mitigating the effect of this contract termination on its gross revenues. There can be no assurance that this will occur. If Coast P.A. is unable to replace this gross revenue it will adversely affect our net revenues from services and support fees.

     Salaries and employee costs. Salaries and employee costs increased 8% and 5% for the quarter and nine months ended September 30, 2003 over the prior year periods, from $5.1 million to $5.5 million and from $14.8 million to $15.5 million, respectively. This increase in salaries and employee costs is due to increased staffing levels to accommodate the growth in net revenues offset by the effect of the closed and sold Dental Centers in 2002.

     Dental supplies and lab fees. Dental supplies and lab fees, a portion of which are purchased from related parties, increased 5% and 1%, for the third quarter and nine months ended September 30, 2003, respectively, compared to the prior year quarter and nine months ended September 30, 2002. Dental supplies and lab fees as a percent of net revenue decreased from 17.3% for the nine months ended September 30, 2002 to 17.0% for the nine months ended September 30, 2003. While net revenue increased, dental supplies and lab fees decreased as a percent of revenue due to the improving payor mix and from the continued use of preferred lab vendors which offer better pricing over alternative sources.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Occupancy expenses. Occupancy expenses increased 5% and 4% for the quarter and nine months ended September 30, 2003 over the prior year periods, from $1.9 million to $2.0 million and from $5.7 million to $5.9 million, respectively. Increased repair costs related to the increased Dental Center utilization and increased information technology (IT) costs were incurred; however this was partially offset by a reduction in occupancy costs from operating fewer Dental Centers in third quarter and nine months ended September 30, 2003. Dental Center IT costs have increased in third quarter 2003 from the following three IT initiatives we implemented in 2002: 1) Improved reliability, availability and service levels of the network between the Dental Centers and the Corporate office by installing a private frame relay network which will enable us to implement new technology platforms; 2) Internet-enabling the Dental Centers to allow faster information exchange with insurance companies and to improve communications and gain efficiencies between the Dental Centers and the Corporate office; and 3) Installation of additional network servers and routers at the Dental Centers to support these initiatives. Management anticipates that occupancy costs will increase in the near future from improvements being made to the Dental Centers.

     We are continuing our enhancement in the Dental Center equipment and information technology platform. These changes are expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to support the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities and hardware to a private frame relay. During fourth quarter 2003, we will commence installation of new hygiene equipment and information technology platforms at the Dental Centers. This initiative is expected to continue through third or fourth quarter 2004. The majority of the cost of this initiative will be amortized over the asset life of three to seven years, or lease terms, generally three years, except that certain planning, process change and post-implementation review costs will be expensed as incurred.

     Advertising. Advertising expenses decreased 38% and 19% for the quarter and nine months ended September 30, 2003 over the prior year periods from $1.6 million to $1.0 million and from $3.6 million to $2.9 million, respectively. During the first quarter 2003, we assisted Coast P.A. in launching a comprehensive denture treatment advertising and promotion campaign that ran through second quarter 2003. In late second and third quarter 2003, we assisted Coast P.A. in launching a New Patient Development advertising program. In the prior year periods, more of the higher cost radio and television advertising were used for brand marketing surrounding our 10-year anniversary as well as print and direct mail advertising focused primarily on the newly introduced patient financing program. Advertising costs are expected to decrease in the fourth quarter 2003 over third quarter 2003.

     Dental Center finance charges. Finance charges increased 33% and 38% for the third quarter and nine months ended September 30, 2003, over the prior year periods from $0.3 million to $0.4 million and from $0.8 million to $1.1 million, respectively. In accordance with the services and support fee agreements with Coast P.A., the Company incurs the cost of certain administrative costs of operating the Dental Centers including finance charges incurred from patients that pay Coast P.A. for dental services with credit cards or patient financing programs. Finance charges, a portion of which of which are earned by a related party, increased $0.1 million and $0.3 million, respectively, during third quarter and nine months ended September 30, 2003, over the prior year quarter and nine month periods due to the increased charge volume on credit cards taken and the patient financing program implemented in first quarter 2002. Finance charges are expected to increase in the future as the financed volume increases. Increases in finance charges are offset by accelerated collections of net revenues and enables higher productivity of Dental Center staff from less billing and collection activities.

     Dental Center training and development expenses. Training and development expenses decreased 63%, or $136,000 for the third quarter 2003 over the prior year period and increased 140%, or $477,000 for the nine months ended September 30, 2003 over the prior year period. In 2002, Coast Dental and Coast P.A. implemented a staff training and development program designed to increase the productivity and profitability of the Dental Centers. Through third quarter 2003, the life-to-date cost for this program was $1.3 million (for Dental Center staff) and $0.5 million for Coast P.A. (for Dentists and Hygienists). During the third quarter and nine months ended September 30, 2003, the cost was $81,000 and $766,000, respectively, (for Dental Center staff) and $27,000 and $253,000, respectively, for Coast P.A. (for Doctors and Hygienists).

     The first year of the staff training and development initiative concluded in May 2003, and the second year initiative commenced in June 2003. We and Coast P.A. expect the second year program to cost less and anticipate that training and development costs will be lower in the second half of 2003 than the first half of 2003.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Dental Center administrative expenses. Dental Center administrative expenses remained nearly constant for the third quarter and nine months ended September 30, 2003 over the prior year periods.

     Dental Center Depreciation. Depreciation expense at the Dental Centers remained constant for the third quarter and nine months ended September 30, 2003, at $0.8 million per quarter reflecting the increase in depreciation from purchases of new equipment, offset by decreases from operating fewer Dental Centers.

     Corporate general and administrative expenses. Corporate general and administrative expenses increased $0.3 million (or 16%) in third quarter 2003 over the prior year period. During the third quarter 2003, cost increases were incurred from the investment in additional personnel and in information technology improvements including private frame relay network, leasing costs and consulting costs; partially offset by a decrease in valuation allowance charges and professional fees. In third quarter 2002, a $190,000 valuation allowance charge was incurred to reduce the investment in the cash surrender value of life insurance to market value, and no such charge was incurred in third quarter 2003.

     Corporate general and administrative expenses increased $1.4 million in the nine months ended September 30, 2003, over the prior year period. The increase is due to $0.7 million in costs and expenses incurred with the self-tender offer and increases were incurred from non-cash expenses for stock option compensation, the investment in additional personnel and in information technology improvements; partially offset by a decrease in legal costs and valuation allowance charges. As discussed in Note 9 to the condensed financial statements, legal costs were reduced by $233,000 in first quarter 2003 from the settlement of an employee related matter at an amount lower than previously expected. Valuation allowance charges on the investment in cash surrender value of life insurance totaled $435,000 through September 2002, whereas no such charges were incurred in 2003.

     Corporate depreciation and amortization. Corporate depreciation and amortization expenses decreased $48,000 and $111,000 in the third quarter and nine months ended September 30, 2003, respectively. The decrease is attributable to the write-off of intangible assets in connection with the closing of eight (8) Dental Centers and the impairment charge recognized in the fourth quarter of 2002.

     Dental Center closings. During the second quarter 2002, we and Coast P.A. closed three (3) Dental Centers and combined the patient base into nearby Dental Centers and in third quarter 2002 three (3) Dental Centers were closed. In addition, one Dental Center was relocated to a newer and larger leased facility to support the continued growth of that Dental Center. A non-cash charge of $194,000 was recorded in second quarter 2002 to provide for the write-off of leasehold improvements, surplus Dental Center equipment and the remaining lease obligations for these office closings and relocation. In third quarter 2002, a non-cash charge of $1,778,000 was recorded to provide for the write-offs of intangible assets ($1.2 million), leasehold improvements ($0.2 million) and provide for the remaining lease obligations ($0.3 million) for the office closings.

     During third quarter 2003, the Dental Center closing reserve was reduced by $170,000. In August 2003, one closed Dental Centers was reopened and the accrual for the remaining lease obligations was reversed.

     Interest income. Interest income decreased $18,000 in the third quarter 2003 from $45,000 in third quarter 2002 to $27,000 in third quarter 2003. Interest income decreased $31,000 for the nine months ended September 2003 from $118,000 for the nine months ended September 30, 2002 to $87,000 for the nine months ended September 30, 2003. The decrease in interest income is from lower notes receivable balances outstanding and from decreasing interest rates available on our invested cash equivalents.

     Interest expense. Interest expense increased $85,000 in the third quarter 2003 from $10,000 in third quarter 2002 to $95,000 for third quarter 2003. Interest expense increased $285,000 in the nine months ended September 30, 2003 from $22,000 in the nine months ended September 30, 2002 to $307,000 for nine months ended September 30, 2003. The increase in expense is attributable to borrowings on the revolving line of credit during the first, second and third quarters of 2003, while there was no revolving line of credit balance in first three quarters of 2002.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

     Income taxes. In third quarter 2003, we filed our 2002 tax return and a tax benefit of $66,000 was recorded to recognize an increase in the tax refund due from 2002.

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

     The effect of the change in tax law was recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit, and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted.

     We incurred federal tax net operating losses in 2002, 2001 and 2000. Based on this three-year history of incurring net operating losses, we can not conclude that the realization of the deferred tax asset is more likely than not. Accordingly, we have provided a full valuation allowance to offset our remaining net deferred tax asset; however, we will re-evaluate the amount of the valuation allowance on an ongoing basis.

    D. Liquidity and Capital Resources

     At December 31, 2002, we had cash and cash equivalents of $2.8 million. At September 30, 2003, we had cash and cash equivalents totaling $3.2 million for a nine-month increase of $0.4 million. This increase is attributed to the borrowings under the revolving line of credit of $1.8 million and cash generated from operations of $0.3 million, which was partially offset by capital expenditures ($1.4 million) and debt service ($0.2 million). Capital expenditures increased $0.7 million from $0.7 million in the nine months ended September 30, 2002, to $1.4 million for the nine months ended September 30, 2003. Management expects capital expenditures to continue to be in excess of the 2002 amounts.

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

     At September 30, 2003, there would have been borrowing availability on the Company’s revolving line of credit of approximately $256,000 but the Company was not in compliance with the financial covenants of the credit facility. The Company is currently in discussions with the lender regarding modifying the financial covenants. There can be no assurances that the Company will reach an acceptable modification with the lender. If the loan agreement is not modified, the lender could either request repayment of the loan or charge a higher rate of interest.

     Based upon our anticipated capital needs for operation of our business, general corporate purposes, the addition of Dental Centers and debt service, management believes that the combination of the funds expected to be available under our current cash reserves and expected cash flow from operations should be sufficient to meet our funding requirements to conduct our operations and for further implementation of our growth strategy and current plans for the next year.

Item 2.	COAST DENTAL SERVICES, INC Management’s Discussion and Analysis of Results of Operations and Financial Condition

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

     In the event we are unable to generate our expected cash flows or access amounts available for borrowing under our $2 million revolving line of credit facility due to our inability to meet its restrictive covenants, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

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

     Our current revolving line of credit is a variable rate loan tied to the prime rate of interest. Our exposure to market risk for changes in interest rates is primarily in our cash equivalent portfolio. Pursuant to investing guidelines, we mitigate exposure by limiting maturity, placing investments with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the third quarter of 2003, we earned investment income of approximately $27,000.

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

(xli)	the costs and expenses incurred with Sarbanes-Oxley compliance and maintaining our status as a public company.

We undertake no obligation to publicly update or revise the forward looking statements made in this Form 10-Q to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events.

COAST DENTAL SERVICES, INC.

PART II – OTHER INFORMATION

Item 3. Legal Proceedings

     As described in our Annual Report on Form 10-K for the year ended December 31, 2002, we are a party to certain legal and administrative proceedings and other claims arising from the ordinary course of business, including two employee related matters that are collective action complaints which were settled. We have completed the settlement process for both of these matters. The only development in these matters during the quarter ended September 30, 2003 was to make payment on the second collective action matter. See also Note 9 – Commitments and Contingencies of the Notes to Condensed Financial Statements contained in Part I – Financial Information which is hereby incorporated by reference.

Item 4. Submission of Matters to a Vote of Security Holders

     The annual meeting of shareholders of Coast Dental Services, Inc. was held on August 25, 2003. Each share of Common Stock entitled its holder to one (1) vote on the matters considered by shareholders at the annual meeting. Shareholders present in person, or by proxy, 1,244,101 shares of common stock voted on the matters described below:

(1)	The shareholders elected Terek Diasti and Donald R. Millard to the Board of Directors to hold office until such time as their term expires in 2006 and their successors are elected and qualified or until their earlier resignation, removal from office or death. Dr. Diasti and Mr. Millard each received 1,2441,101 votes in favor of re-election and there were no votes against or abstaining.

(2)	The shareholders approved the proposal to ratify the appointment of Deloitte & Touche LLP as the Company’s independent auditors for the fiscal year 2003. Deloitte & Touche LLP received 1,244,101 votes in favor of their appointment and there were no votes against or abstaining.

Item 5. Other Information

     The description of the Coast P.A. managed care contract termination contained in Item 2. Management’s Discussion and Analysis of Results of Operations and Financial Condition of Part I – Financial Information under Section B. “Recent Developments” is hereby incorporated by reference.

     On August 25, 2003, the Board of Directors unanimously voted to increase the size of the Board from five (5) to six (6) members.

     On November 3, 2003, W. Wayne Woody was appointed to the Board of Directors as an independent member to hold office until such time as his term expires and his successor is elected and qualified or until his earlier resignation, removal from office or death. Mr. Woody was also appointed to the Audit Committee and designated financial expert to serve pursuant to our Bylaws and Audit Committee Charter. Mr. Woody is a retired partner in the international accounting firm of KPMG LLP.

Item 6. Exhibits and Reports of Form 8-K

(a)	Exhibits

See Exhibit Index.

(b)	Reports on Form 8-K

None.

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Coast Dental Services, Inc. has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on November 12, 2003.

COAST DENTAL SERVICES, INC.

By:	/s/ TEREK DIASTI TEREK DIASTI Chief Executive Officer, Chairman of the Board (Principal Executive Officer)

By:	/s/ TIMOTHY G. MERRICK TIMOTHY G. MERRICK Vice President — Finance (Principal Financial and Accounting Officer)

COAST DENTAL SERVICES, INC.

EXHIBIT INDEX

Exhibit
Number	Exhibit Description

11.1	Computation of Per Share Loss.

31.1 *	Certification of Terek Diasti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2 *	Certification of Timothy G. Merrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Terek Diasti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Timothy G. Merrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	This certification accompanies this report pursuant to the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.