Form 10-K
period 2003-12-31
COAST DENTAL SERVICES INC
filed 2004-03-24
CIK 1018920

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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
Common Stock, Par Value $.001 Per Share
(Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ] .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [  ].

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [  ] No [X].

     The aggregate market value of the common stock held by non-affiliates of the Registrant on June 30, 2003, the last business day of the Registrant’s most recently completed second fiscal quarter, was approximately $5.3 million based upon the closing price of such shares on such date on the NASDAQ Stock Market’s Small Cap Market.

     As of March 1, 2004, there were 2,139,110 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Certain specifically designated portions of the Registrant’s definitive Proxy Statement to be used in connection with the Registrant’s 2004 Annual Meeting of Shareholders, which is expected to be filed on or before April 29, 2004, are incorporated by reference in Part III, Items 10-14 of this Form 10-K. Except with respect to information specifically incorporated by reference in this Form 10-K, the Proxy Statement is not deemed to be filed as a part hereof.

COAST DENTAL SERVICES, INC.
2003 ANNUAL REPORT ON FORM 10-K

Forward Looking Statements

     This Form 10-K annual report contains statements which are “forward-looking statements.” The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, and discussions of strategy or intentions, are intended to specifically identify forward-looking statements. Forward-looking statements appear in a number of places in this Form 10-K and in other places, particularly, “Recent Developments”, “Business” “Properties”, “Legal Proceedings”, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers which are inherently uncertain. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of this Form 10-K. We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

PART I

Introduction

     Unless the context otherwise requires, references in this document to “Coast Dental” or the “Company” refer to Coast Dental Services, Inc., and its predecessor; “Dental Centers” refer to dental offices to which we provide comprehensive business services and support pursuant to Services and Support Agreements; “Coast Florida, P.A.”, “Coast Dental, P.A.”, “Coast Dental of Georgia, P.C.”, “Coast Dental Services of Tennessee, P.C.” and “Adam Diasti, D.D.S. & Associates, P.C.” refer to the Florida, Georgia, Tennessee and Virginia professional associations and professional corporations, respectively, which employ the dentists and hygienists providing dental services at the Dental Centers pursuant to a services and support agreement with us; “Coast P.A.” refers collectively to Coast Florida, P.A., Coast Dental, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Adam Diasti, D.D.S. & Associates, P.C. and any professional association or corporation, with which we have entered, or may enter, into Services and Support Agreements (“Services and Support Agreements”); “internally developed Dental Centers” refers to Dental Centers which are initially opened, developed and managed by us pursuant to a Services and Support Agreement with Coast P.A.; “acquired Dental Centers” refers to Dental Centers resulting from the acquisition of an existing dental facility by us, combined with the acquisition by Coast P.A., of the existing dental practice located at that facility; “Coast Dentists” refers to the licensed dentists employed by Coast P.A. who provide dental services at the Dental Centers; and “Coast Dental Network” refers collectively to the Dental Centers and the Coast Dentists.

Recent Developments

Decision to Terminate our Public Company Status

     We incur substantial costs to maintain our public company status. In addition, the costs associated with maintaining our public company status have increased in recent years in the areas of auditing fees, board fees and insurance premiums. Such costs were approximately $725,000 for the year ended December 31, 2003 and the current annualized run rate for these costs is approximately $825,000 per year. We expect certain of these costs to increase in 2004 and beyond in the areas of board fees, auditing fees and Sarbanes-Oxley Section 404 internal controls compliance and attestation costs. We estimate these costs will range from $875,000 to $975,000 in 2004 and from $1,000,000 to 1,115,000 in 2005. These expenses do not include the salaries and time of our employees who are required to devote considerable attention to our public company reporting and compliance obligations.

     Our common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”) and as a result we are considered to be a public company. On March 24, 2004 we issued a press release announcing we will seek to terminate our status as a public company by deregistering from the Exchange Act and we filed a current report on Form 8-K with the Securities and Exchange Commission which contains a copy of the press release. Previously, in connection with our self-tender offer in March 2003, our Board of Directors determined that it was in the best interests of us and our shareholders to terminate our status as a public company.

     As described in more detail in the “Update on Recent Initiatives - Evaluation of Our Public Company Status by the Board of Directors and Decision to Terminate Our Public Company Status” and “Risk Factors – Our Board of Directors has decided to terminate our public company status and seek to deregister our common stock from reporting under the Securities Exchange Act of 1934”; the independent members of the Company’s board of directors decided to terminate our public company status, after among other things, considering the disadvantages of being a public company, including the impact on the Company’s cost structure, significantly outweighed the potential advantages of being a public company.

     When we terminate our public company status and are delisted from the Nasdaq SmallCap Market, it is likely that our shareholders will not be able to liquidate their shares of common stock as readily as they could have on the Nasdaq SmallCap Market. Our common stock might be traded on the “pink sheets,” an electronic quotation service for over-the-counter securities, to the extent a market maker decides to make a market in our shares, but there can be no assurance that this would occur. There is generally significantly less liquidity and greater volatility on the “pink sheets” as compared to the Nasdaq SmallCap Market. If our common stock is traded on the “pink sheets”, investors would likely find it more difficult to acquire, dispose of or obtain accurate quotations for our common stock, and our ability to sell equity securities and to raise capital, could be impaired. There can be no assurance that an active trading market for our common stock would ever develop on the “pink sheets.” The “pink sheets” quotation service and “pink sheets” traded companies are not regulated by the Securities and Exchange Commission.

Cost Reduction and Cost Containment Initiatives

     In January 2004, the Company and Coast P.A. began the implementation a comprehensive set of cost reduction and cost containment initiatives. We began to realize a 5% savings in labor costs in February 2004 and several of the cost reduction and cost containment initiatives are expected to begin yielding significant savings over the next few months. For the full year 2004, we estimate that our cost savings could be as much as approximately $3 million, or 5% of total operating expenses, if these initiatives are successful. However, there can be no assurance that these cost reduction and cost containment initiatives will be successful or that we will attain the anticipated cost savings.

The cost reduction and cost containment efforts include the following initiatives:

•	Reducing staffing at the Dental Centers and the corporate office;

•	Reducing and better management of overtime and temporary labor costs;

•	Expanding the preferred dental lab vendor program;

•	Shifting our emphasis to more effective and less costly marketing and advertising programs;

•	Shifting focus and reducing the cost of training and development programs;

•	Changing to a lower cost telecommunications and data transmission model;

•	Implementing programs to reduce repair and maintenance costs; and

•	Implementing a suite of internally developed management information systems reporting tools which provide daily monitoring and exception reporting of key operating and financial metrics.

     We have not reported net income for a full fiscal year since 1999. As a result of these cost reduction and cost containment initiatives, we are optimistic we can reduce our cost structure and achieve profitability in 2004; however there can be no assurance we will become profitable.

Item 1. Business

General

     Coast Dental Services, Inc. (hereinafter “Coast Dental,” “Company,” “we,” “our” or “us”) is a leading provider of comprehensive business services and support to general dentistry practices. We were incorporated in August 1992 as Sunshine Health Services, Inc., a Florida corporation, and changed our name to Coast Dental, Inc. in August 1994. Effective March 31, 1996, Coast Dental, Inc. was merged into Coast Dental Services, Inc., a Delaware corporation, for the purpose of reincorporating in the State of Delaware and changing its corporate name. In 2002, we changed our state of incorporation from Delaware to Florida.

     The dental professional associations and corporations we provide services and support to (collectively “Coast P.A.”) are owned solely by our President, Dental Director and Director, Adam Diasti, D.D.S., a licensed dentist. The laws in many states prohibit corporations that are not owned entirely by dentists from employing dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in the practice of dentistry. Coast P.A. employs the dentists and dental hygienists and controls the clinical decision-making at the Dental Centers. We obtain our revenue in the form of a services and support fee from providing comprehensive business services and support to Coast P.A. at the Dental Centers pursuant to Services and Support Agreements.

     As of December 31, 2003, we provided comprehensive business services and support to 109 Dental Centers located in Florida, Georgia, Tennessee and Virginia.

Current Dental Center Locations	Number of Locations
West Florida	24
Central Florida	23
East Florida	25
Georgia	23
Tennessee	5
Virginia	9

Total	109

     Coast P.A. employed 150 dentists and 111 dental hygienists at December 31, 2003 and provided dental services to approximately 487,000 patients during 2003 and there were approximately 599,000 unique provider visits during 2003.

Update on Recent Initiatives

Overview

     In fiscal year ended December 31, 2003 our revenues were $56.4 million and we had a net loss of $3.0 million. We have not reported net income since 1999. Over the past three years, Coast Dental and Coast P.A. embarked upon several new initiatives, some of which are described in more detail later in this section, to help return us to profitability and to better position us if we are able to return to profitability. As described in previous filings, there is excess capacity in existing Dental Centers, which Coast P.A. believes it can best utilize by increasing the number of dental professionals in these Dental Centers. During the years 2003, 2002 and 2001, Coast P.A. has made progress toward increasing the number of dental professionals, increasing the number of days each week that Dental Centers serve patients and increasing the number of hours each day that Dental Centers are open. Each of these accomplishments improves our ability to increase net revenue, leverage the fixed costs associated with each Dental Center and improve profitability. We have assisted Coast P.A. in growing its revenues by focusing its advertising approach to attract higher margin fee-for-service and private insurance business to replace the lower margin managed care business Coast P.A. elected to reduce in scope in late 2000. In addition to shifting the advertising and marketing approach, we have assisted Coast P.A. with the development and implementation of its own, branded discount plan, Coast Smile Plus. The purpose of this plan is to attract patients that do not have dental insurance and develop a loyalty by offering a discount from full fee-for-service pricing and providing pricing that is comparable to private insurance pricing. As described later in this section, Coast Dental and Coast P.A. have arranged for a national financial institution to provide financing to patients of Coast P.A. who meet the credit issuer’s criteria for lending. As also described later in this section, Coast Dental and Coast P.A. have made progress in implementing the Dentist Equity Model.

     Evaluation of Our Public Company Status by the Board of Directors and Decision to Terminate Our Public Company Status

     Our common stock is registered under the Securities Exchange Act of 1934 (the “Exchange Act”) and as a result we are considered to be a public company. On March 24, 2004, we issued a press release announcing we will seek to terminate our status as a public company by deregistering from the Exchange Act and we filed a current report on Form 8-K with the Securities and Exchange Commission which contains a copy of the press release. Previously, in connection with our self-tender offer in March 2003, our Board of Directors determined that it was in the best interests of us and our shareholders to terminate our status as a public company. The significant factors that were considered at the time included:

•	the considerable costs associated with remaining a public company including legal, auditing, accounting and other expenses;

•	the significant amount of time expended by management in connection with meeting our public company obligations;

•	the lack of liquidity due to low trading volume of our stock;

•	the unlikelihood of an active trading market due to the limited public float and small shareholder base;

•	the lack of analyst coverage;

•	the difficulty in attracting institutional interest;

•	the competitive disadvantages due to public disclosure of sensitive information;

•	the unfavorability of our sector; and

•	the difficulty of utilizing the public equity capital markets as a source of financing due to the limited market for our shares.

     Our Board of Directors has continued to examine, analyze and evaluate whether remaining a public company warrants the significant costs and expenses and loss of operational productivity related to the regulatory burdens of being a public company. Likewise, our Board of Directors also continued to examine, analyze, and evaluate the potential benefits of being a public company to us and our shareholders. Our Board of Directors determined that the disadvantages of being a public company significantly outweighed the potential advantages of remaining a public company and concluded that it is in the best interests of us and our shareholders to deregister from the Exchange Act so that we can become a private company. The four independent members of our Board of Directors voted unanimously to approve deregistration. Directors Terek Diasti and Adam Diasti abstained from voting on the matter because they are the beneficial owners of a majority of our shares. Management has been directed by the independent directors to file a Form 15 with the Securities and Exchange Commission at the close of business on April 7, 2004 seeking to deregister our shares of common stock from the Exchange Act. This will provide additional time for our shares to be bought or sold on the Nasdaq SmallCap Market because our stock will be delisted from the Nasdaq SmallCap Market at the time the Form 15 is filed with the Securities and Exchange Commission.

     Costs associated with maintaining our public company status have increased in recent years in the areas of auditing fees, board fees and insurance premiums. Such costs in 2003 were approximately $725,000 for the year ended December 31, 2003 and the current annualized run rate for these costs is approximately $825,000 per year. We expect certain of these costs to increase in 2004 and beyond in the areas of board fees, auditing fees and Sarbanes-Oxley Section 404 internal controls compliance and attestation costs. We estimate these costs will range from $875,000 to $975,000 in 2004 and from $1,000,000 to $1,115,000 in 2005. These expenses do not include the salaries and time of our employees who are required to devote considerable attention to our public company reporting and compliance obligations. Certain of these costs would continue after we deregister from the Exchange Act and delist from the Nasdaq SmallCap Market, if our shares are traded on the “Pink Sheets” quotation system. The continuing costs could include stock transfer agent fees, audit fees and directors and officers insurance premiums, as well as the costs associated with providing company information to market makers and broker-dealers. We estimate that the continuing costs would be approximately $350,000 per year (including the cost of an independent audit of our financial statements in order to maintain our ability to obtain external debt financing, and not for “Pink Sheets” reporting and disclosure). Accordingly, we estimate we could save approximately $525,000 over the current annualized run rate of $875,000. We estimate we could save approximately $575,000 to $700,000 over the projected 2004 and 2005 annualized costs as we will avoid the Sarbanes-Oxley Section 404 internal controls compliance and attestation costs.

     We stated previously in our self-tender offer documents filed with the Securities and Exchange Commission and provided to shareholders that even if we did not complete the self-tender offer or enter into a second-step transaction with our controlling shareholders, we would seek to deregister from the Exchange Act and delist from the Nasdaq SmallCap Market if we were eligible to do so. Since we have less than 300 holders of record, we are currently eligible to deregister and terminate our public company status. Our obligation to file periodic reports with the Securities and Exchange Commission, including quarterly and annual reports containing our financial statements, would be suspended upon the filing of the Form 15 with the Securities and Exchange Commission. There may no longer be any public information regarding the Company after the deregistration. In addition, upon filing of the Form 15 with the Securities and Exchange Commission, our common stock will be delisted and no longer be traded on the Nasdaq SmallCap Market. The price of our common stock could suffer an immediate and significant decline as a result of this decision to deregister and delist.

     When we are delisted from the Nasdaq SmallCap Market, it is likely that our shareholders will not be able to liquidate their shares of common stock as readily as they could have on the Nasdaq SmallCap Market. Our common stock might be traded on the “pink sheets,” an electronic quotation service for over-the-counter securities, to the extent a market maker decides to make a market in our shares, but there can be no assurance that this would occur. There is generally significantly less liquidity and greater volatility on the “pink sheets” as compared to the Nasdaq SmallCap Market. If our common stock is traded on the “pink sheets”, investors would likely find it more difficult to acquire, dispose of or obtain accurate quotations for our common stock, and our ability to sell equity securities and to raise capital, could be impaired. There can be no assurance that an active trading market for our common stock would ever develop on the “pink sheets.” The “pink sheets” quotation service and “pink sheets” traded companies are not regulated by the Securities and Exchange Commission. Furthermore, unlike Nasdaq listed companies, “pink sheets” traded companies do not have any corporate governance standards or similar requirements so we would not be required to have independent directors, an independent audit committee, an independent compensation committee, code of conduct or seek shareholder approval for certain actions or be subject to Sarbanes-Oxley compliance matters such as certification of financial statements, prohibitions against personal loans, code of ethics, audit committee approval of related party transactions or an independent audit committee. In addition, any public sales of our shares by our shareholders will become subject to the “penny stock” regulations of the Securities and Exchange Commission unless there is an exemption available. The “penny stock” regulations impose restrictions on broker-dealers which could make it very difficult for our shareholders to sell their shares. While we believe that there is currently an exemption available as a result of our operating history and revenue level, there can be no assurance that an exemption will be available.

Self-Tender Offer

     On March 4, 2003, we initiated a self-tender offer to purchase all of the outstanding shares of our common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. The Company accepted for purchase and payment, all of the shares that were validly tendered for a total purchase price of approximately $52,000. After the self-tender offer was announced, the Company received two unsolicited offers for the purchase of the Company. Our board of directors rejected both of these unsolicited offers.

     We incurred approximately $715,000 in costs and expenses in connection with the self-tender offer.

Payor Mix Update

     In the period from December 2000 to December 2003, the payor mix of Coast P.A. has been shifted from 57% managed care to 27% managed care. For the year ended December 31, 2003, 63% of Coast P.A.’s patient revenues were derived from higher margin fee-for-service and private insurance business, up significantly from 43% for the year ended December 2000.

Patient Financing Program Update

     In late January 2002, a private label, revolving credit program sponsored by a national financial institution became available to patients of Coast P.A. who meet certain minimum credit standards. We believe that this program will increase incremental revenues because it provides an additional payment option to patients of Coast P.A. who otherwise might avoid or delay dental treatment, or accept a lower cost or less effective treatment due to the inability to pay for the preferred treatment at the time the service is rendered. In addition, we believe this program will assist Coast P.A. in reducing its exposure to uncollectible patient accounts receivable and help to improve overall cash flow. There are a few financing options available to patients at all times, with promotional-type financing options available during certain times of the year. Our results with this program have been positive with patient’s financing approximately 9% of dental services with Coast P.A. in the program’s first year (2002) and 11% of their dental services in the second year of the program (2003). The average patient transaction utilizing the financing program has been approximately 3.75 times higher than the overall average patient transaction. In 2003, we made available a sub-prime financing program for patients of Coast, P.A., with lower credit scores. Both of the patient financing programs are non-recourse to Coast P.A.

Coast Smile Plus Membership and Discount Plan Update

     Coast P.A. implemented a membership and discount plan called Coast Smile Plus in 2001. Patients joining the membership plan can access a reduced fee schedule. The pricing of the fee schedule offered to members is discounted from fee-for-service pricing but is competitive with the pricing collected from private insurance payors and higher than pricing from managed care payors. The goal of this membership program is to build loyalty and generate repeat business for the Dental Centers. Also effective February 2002, membership fees and all dental services purchased by Coast Smile Plus members can be charged on the Coast Dental patient financing program. In 2001, this membership and discount program was piloted and memberships were sold passively through point-of-sale marketing in the Dental Centers. Without any external marketing programs, approximately 4,800 memberships were generated in 2001. Coast P.A. generated $3.3 million in gross revenue from Coast Smile Plus members or 5% of its 2001 gross revenue. In 2002, Coast Dental and Coast P.A. piloted and then withdrew an initiative to market the Coast Smile Plus membership and discount plan to large organizations, large employers and traditional distribution channels for supplemental insurance and discount medical programs. After this pilot, Coast P.A. continues to sell through passive point-of-sale marketing in the Dental Centers. Approximately 7,800 memberships were generated in 2002 and Coast P.A. generated $7.4 million in patient revenue from Coast Smile Plus members or approximately 9% of its 2002 patient revenues. Approximately 8,100 memberships were generated in 2003 and Coast P.A. generated $9.6 million in patient revenue from Coast Smile Plus members or approximately 11% of its 2003 gross patient revenues. Coast P.A is optimistic that this membership and discount plan will continue to improve the payor mix.

Managed Care Update

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

     Since December 31, 2000, agreements have been terminated with 11 managed care companies. Two of these companies were more significant to Coast P.A.’s operation while the remainder were smaller and less significant. The gross revenue lost to Coast P.A. in year 2001 as a result of these terminations was approximately $13.9 million, which represented approximately $9.3 million in net revenue to the Company. Coast P.A. continues to believe that this lower margin business can be replaced over time with higher margin fee-for-service and traditional insurance business, provided the proper focus is placed on marketing and patient financing programs to attract these patients and provide the source of payment they desire. Coast P.A. believes that revenue lost from these managed care contracts can be replaced over time with a smaller number of patients, but recognizes that this replacement will take time, is not assured and has and will continue to represent a risk to revenue, profitability and cash flow of Coast P.A and consequently, Coast Dental. In 2001,

2002 and 2003, Coast P.A. was able to replace some of this lost business. In 2001, Coast P.A. fee-for-service and traditional insurance patient revenues increased approximately $10.5 million (an approximate 23% increase in non-managed care business). In 2002, Coast P.A. fee-for-service and traditional insurance patient revenues increased $19.6 million or 50%. In 2002, Coast P.A. fee-for-service and traditional insurance patient revenues were in excess of $58.5 million and represented 69% of Coast P.A.’s total patient revenues. In 2003, Coast P.A. fee-for-service and traditional insurance patient revenues increased $7.4 million or 12%. In 2003, Coast P.A. fee-for-service and insurance patient revenues were in excess of $65.9 million and represented 73% of Coast P.A.’s total patient revenue.

     In 2003, one insurance company elected to terminate its dental managed care contract with Coast P.A. Coast P.A. believes the insurance company placed this dental managed care business with several dental groups across the Southeast that accepted lower reimbursement levels than negotiated by Coast P.A. We incurred a loss in our services and support revenues as Coast P.A.’s capitation revenues and patient co-payments were reduced beginning in July 2003, with the full effect of the contract termination effective September 1, 2003. Over the 12 months ended June 30, 2003 gross capitation and patient co-pay revenues of Coast P.A. related to this contract were $7.2 million and our estimated services and support fee related to this contract would have been approximately $4.7 million. The loss to Coast P.A. gross revenues was $1.8 million in the second half of 2003 and the loss to our second half of 2003 services and support fee revenues was $0.8 million. We implemented certain cost control measures in third quarter 2003 which partially mitigated the effect of the reduction in our services and support fee revenues from this Coast P.A. contract termination. Coast P.A. continues to focus on a strategy of increasing total providers and productivity per provider and increasing the higher margin fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, also is expected to assist in mitigating the negative effect on revenues from termination of this contract. There can be no assurance that this will occur. If Coast P.A. is unable to replace the gross revenue stream it lost as a result of the contract termination, it will continue to adversely affect our net revenues.

Dentist Equity Model Update

     Due to issues apparent in the dental practice management sector relative to maximizing dentists’ long-term productivity and commitment to the success of such relationship, Coast P.A., with our assistance, developed a dentist equity model (the “Equity Model”) whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center. This opportunity was previously unavailable to a Coast Dentist. The purpose of this change in operating model is to provide affiliated dentists the opportunity to satisfy certain long-term career goals and thereby address the retention and motivational concern that Coast P.A., and the dental practice management industry in general, is facing.

     During the third quarter of 2001, Coast P.A., with our assistance, began the implementation of the Dentist Equity Model. These transactions are structured as a sale of intangible and/or tangible assets of each Dental Center. Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. The dentist acquires an ownership interest in certain of the assets of the Dental Center and finances all or a portion of the purchase price with financing on a secured note payable. The general terms of the notes are seven years at 10.0% interest with an interest only period designed to provide each selected dentist with a period of time during which the revenues of the Dental Centers can be improved and the cost structure can be optimized. The Equity Doctor Dental Centers continue to operate under the existing Services and Support Agreement with Coast Dental.

     The sale of interests in Dental Centers under the Equity Model has been as follows: ten (10) in 2001, six (6) in 2002 and one (1) in 2003. The Equity Model conversion in 2003 occurred in fourth quarter 2003. In fourth quarter 2002, Coast Dental and Coast P.A. divested one Equity Model Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, Coast Dental, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A. In fourth quarter 2003, one of the Equity Doctors left the dental practice. Coast P.A. is evaluating whether to dissolve or sell this Equity Doctor practice. As of December 31, 2003, there are ten (10) Equity Doctor Dental Centers in operation, with the eleventh (11th) Dental Center converting to an Equity Doctor Dental Center on December 31, 2003.

     Continued rollout of the Equity Model is dependent upon reaching agreements with selected dentists, and there can be no assurance that any such agreements can be reached. The additional number of Dental Centers that will be affected is unknown and it is uncertain, at this time, what ultimate affect the Equity Model, will have on our overall asset mix, liquidity or performance. If the implementation is successful, the Company expects to improve its liquidity and cash position, in the long term, as well as to create an environment where select dentists with a meaningful ownership interest will have a more significant personal and financial interest in the productivity and success of the Dental Center. Correspondingly, until anticipated growth occurs at these Dental Centers, our cash flows in currently profitable Dental Centers can initially decline.

     To date, we have experienced a favorable impact from the implementation of the Equity Model. Our gross profit percentage for the ten (10) Equity Doctor Dental Centers as of December 31, 2003, is approximately one and one-half times the gross profit percentage of the Company as a whole. This reflects both increases in net revenues and the controlling of variable costs at the Dental Centers.

     See Item 8 - Note 5 to our Financial Statements for the amount of our assets sold, the proceeds received and the amount of the Equity Doctor Notes Receivable outstanding.

Dental Center Openings and Closings Update

     Effective August 1, 2003, we re-opened a previously closed Dental Center in Florida. We are actively assisting Coast P.A. to build a patient base and expect it to grow this into a profitable location. There can be no assurance that this re-opened location will become profitable.

     Coast Dental and Coast P.A. continuously evaluate the performance of the Dental Centers and dental practices. During 2003, 2002, and 2001, decisions were made to close and/or consolidate into other locations a total of seventeen (17) Dental Centers and in addition, in 2002, to relocate one Dental Center to a newer and larger facility to support the continued growth of that Dental Center. Locations selected for closure and/or consolidation were under-performing and certain of which had lease expirations in the near future. The closings and consolidations and relocations by year were as follows: one (1) in 2003 (fourth quarter 2003); eight (8) closings and consolidations in 2002 (of which two (2) were in fourth quarter 2002); one (1) relocation in 2002; and eight (8) closing and consolidations in 2001– all of which were in fourth quarter 2001.

     We believe that closing these Dental Centers will improve our overall financial performance while allowing management to focus its efforts on improving the performance of the remaining Dental Centers.

Information Technology Platform Update

     We are in the early stages of an enhancement in our information technology platform. The new platform is expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to support the Dental Centers. Activities to date have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities and hardware to a private frame relay. During fourth quarter 2003, we commenced installation at the Dental Centers of digital hygiene equipment and an upgrade and expansion of the information technology platforms. This initiative is expected to continue over the next several quarters. The majority of the cost of this initiative will be amortized over the asset life of three to seven years, or the lease terms, generally three years, except for certain planning, process change and post-implementation review costs that will be expensed as incurred.

Training and Development Program Update

     In June 2002, Coast Dental and Coast P.A. implemented a twelve-month staff training and development program designed to increase the productivity and profitability of the Dental Centers, and in February 2003, we implemented the second year of this program. During 2003 and 2002, the cost incurred by us for this program was $818,000 and $533,000, respectively. Staff training and development costs are expected to decrease in 2004 from a change in scope in the training and development program.

Services and Operations

     We are primarily responsible for the business and administrative functions of the Dental Centers, but do not perform or provide dental care. We provide legal, accounting, information technology, human resource, payroll, training services, and marketing services for Coast P.A. and employ the Dental Center’s personnel, other than the dentists and hygienists. Coast P.A. maintains full control over the dental practices of Coast Dentists, employs the dentists and hygienists and sets standards of care in order to promote the provision of quality dental care. Coast P.A. is also responsible for compliance with state and local regulations of the practice of dentistry and with license or certification requirements. Each Coast Dentist is responsible for acquiring and maintaining professional liability insurance.

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

     As compensation for our professional management services under Services and Support Agreements, we earn a monthly services and support fee. Dental Center expenses paid by us from the services and support fee include all operating and non-operating expenses incurred at the Dental Center except for the salaries and benefits of the Coast dentists and hygienists. Our sole customers are Coast P.A., each of which are owned, controlled and managed by Adam Diasti, D.D.S., a major stockholder, director and executive officer of Coast Dental. See Item 7 — “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Amendments to the Services and Support Agreements are approved by the Audit Committee of our Board of Directors, which consists of independent directors of Coast Dental. We are dependent on revenue from Coast P.A. and the loss of compensation received from them pursuant to the Services and Support Agreements would have a material adverse effect on us. See Notes 1, 4 and 10 to the Financial Statements for further information about the Services and Support Agreement and amendments made in fiscal years 2002 and 2000.

Acquisitions and Development of Dental Centers

     The cost of an Acquired Dental Center is typically based upon a negotiated percentage of the Dental Center’s historical gross revenue. Acquired Dental Centers typically generate sufficient cash flow to fund their operations. We currently expect to grow the business through increasing the capacity utilization of our existing Dental Centers. When we do increase the size of our Dental Center Network, we presently plan to finance the addition of internally developed and strategically opportunistic acquired Dental Centers principally through existing cash and expected cash flow from operations and, to a lesser extent, from debt.

     We took a very significant step beginning in 1998, shifting from an acquisition model to a development model. Management began to emphasize the opening of internally developed (de-novo) Dental Centers and placed less emphasis on acquiring Dental Centers. While the growth of the patient base of the de-novo Dental Centers has been slower than anticipated, which has negatively impacted our financial performance management is committed to this strategy and continues to believe it is the best long-range strategy. Our current strategy is to increase capacity utilization at our existing Dental Centers. After we achieve higher utilization, we may resume expansion using the development model in order to achieve long term growth in a more cost effective and productive manner.

     We opened 17 internally developed Dental Centers in 1999 in Florida, Georgia and Tennessee. We did not open any internally developed Dental Centers in 2000. During 2001, we opened two (2) internally developed Dental Centers, one each in the Atlanta, GA, and the Nashville, TN, markets. The average cost, to us, of an internally developed Dental Center has been approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. No internally developed Dental Centers were opened in 2002 or 2003; however in the third quarter 2003 we did re-open a previously closed Dental Denter. We anticipate not opening any new internally developed Dental Centers during 2004.

     During 1999, Coast Dental and Coast P.A. added 11 acquired Dental Centers located in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $.9 million in promissory notes and certain assumed liabilities. Coast Dental and Coast P.A. did not acquire any Dental Centers during 2001, 2002 or in 2003.

     During 1999, we consolidated one previously acquired Dental Center into an existing Dental Center. During 2000, we consolidated twelve (12) Dental Centers into six (6) Dental Centers to take advantage of changing market demographics. In the fourth quarter of 2001, we closed eight (8) previously acquired Dental Centers. In 2002, we closed eight (8) Dental Centers, of which two (2) were in fourth quarter 2002, and sold one Dental Center. In third quarter 2003, we re-opened a previously closed Dental Center in Florida. We are actively assisting Coast P.A. to build a patient base and expect to grow this into a profitable location. In fourth quarter 2003, we closed one (1) Dental Center. We believe that closing the underperforming Dental Centers will improve overall financial performance while allowing management to focus its efforts on improving the performance at remaining Dental Centers.

Federal and State Government Laws and Regulations

     Our operations and relationships are subject to a variety of governmental and regulatory requirements relating to the conduct of our business and business corporations in general. We believe that we exercise care in an effort to structure our practices and arrangements with dental practices to comply with relevant federal and state law and believe that such arrangements and practices comply in all material respects with all applicable statutes and regulations. The health care industry and dental practices are highly regulated, and there can be no assurance that the regulatory environment in which we operate will not change significantly and adversely in the future. In general, regulation of health care providers and companies is increasing.

     The laws of many states including the states in which we operate prohibit corporations that are not owned entirely by dentists from employing practicing licensed dentists (and in some states, dental hygienists and dental assistants), having control over clinical decision-making, or engaging in other activities that are deemed to constitute or impinge upon the clinical practice of dentistry. Florida law specifically prohibits non-professional corporations from employing dentists and dental hygienists, exercising control over patient records and making decisions relating to clinical matters, office personnel, hours of practice, pricing, credit, refunds, warranties and advertising. Under Georgia law, a corporation may employ dentists only if the entity is organized as a professional corporation or association whose stockholders or members are licensed dentists. Georgia dentists must maintain patient records that document the course of treatment and may not waive co-payment or bill a third party for more than the usual fee. We do not employ dentists or dental hygienists and do not exercise control over any prohibited areas.

     Tennessee and Virginia, also prohibit non-professional corporations from owning, maintaining or operating an office for the practice of dentistry. These laws have generally been construed to permit arrangements under which the dentists are not employed by or otherwise controlled as to clinical matters by the party supplying facilities and non-professional services While Adam Diasti, D.D.S., the sole stockholder of Coast P.A., is also a major stockholder, director and executive officer of Coast Dental, he acts independently when making decisions in these areas on behalf of Coast P.A. and Coast Dental has no control over his decisions in these areas. Moreover, the Services and Support Agreements between Coast Dental and Coast P.A. expressly provide that we shall not exercise control over any matters that would violate the requirements of the applicable state law.

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

     Congress passed the Health Insurance Portability and Accountability Act, or HIPAA, in 1996. Among other things, HIPAA established several requirements regarding the privacy, security and electronic transmission of health information. The Department of Health and Human Services, or HHS, has issued several regulations. In general, these regulations apply to health care providers, health plans, and health care clearinghouses. Among these requirements, health care providers are required to enter into agreements with their business associates that concern the protection of health information. We are considered under HIPAA to be a “business associate” of Coast P.A., which as a health care provider is considered a “covered entity” under HIPAA regulations.

     Pursuant to HIPAA, HHS issued final privacy regulations establishing comprehensive federal standards relating to the use and disclosure of protected health information. These regulations, among other things, establish limits on the use and release of protected health information, provide for patients’ rights to access, amend, and receive an accounting of the uses and disclosures of protected health information, and require certain safeguards to protect identifiable health information. The federal privacy regulations do not supersede state laws that are more stringent. Thus, we must reconcile both the federal privacy regulations and other state privacy laws that are more stringent than the federal laws. Coast P.A. was in compliance with the federal privacy regulations by the effective date of April 14, 2003.

     The HHS electronic transaction regulations establish uniform standards relating to data reporting, formatting, and coding that covered entities must use in conducting certain electronic transactions. Upon the compliance date, health care providers and business associates must use these standards when electronically transmitting a covered transaction with health plans or other health care providers. The compliance date for these regulations was October 16, 2002, unless an extension was requested, which automatically extends the compliance date to October 16, 2003. We did file the necessary extension so our compliance date was extended to October 16, 2003. We contracted with health care clearinghouses to enable electronic insurance claims filing on behalf of Coast P.A. to comply with these regulations.

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

     We believe that health care regulations will continue to change, and as a result, we regularly monitor developments in health care law. We expect to modify our agreements and operations from time to time, if necessary, as the business and regulatory environment change. However, there can be no assurance that any such changes will not adversely affect our ability to operate as we currently do or to remain profitable in doing so.

Competition

     We are aware of several other companies that are actively engaged in the consolidation of existing dental practices and providing business services to dental practices, some of which may have longer operating histories than us. We assume that additional companies with similar objectives may enter our markets and compete with us. The primary basis of competition between dental practice management companies include, but are not limited, to availability and cost of financing growth, extent of working capital, liquidity, the extent of the dental care network, management expertise and experience, sophistication of information technology systems, the elements of its operating system, the relative motivation and productivity of affiliated dentists, the availability and profitability of managed care business and practice management, and opportunity for career enhancement agreements.

     The business of providing dental practice management services is highly competitive in each of the markets in which the Dental Centers operate. The primary basis of competition within the dental services industry are price of services, marketing exposure, convenience of location and traffic flow of location, hours of operation, reputation, managed care contracts, quality of care and appearance and usefulness of facilities and equipment. Coast Dentists compete with other dentists who maintain sole practices, group practices or operate in multiple offices. Many of those dentists have more established practices in their markets.

Seasonality

     Coast P.A. has traditionally experienced its highest volume of patient visits during the first quarter of the year and its lowest volume of patient visits in the summer and in the fourth quarter during the holiday season. Individual Dental Centers typically experience increased patient visits during the period from January through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months and during the fourth quarter holiday season. There is less variability in first quarter business in Coast P.A. operations outside of Florida. Dental Centers located outside of Florida provided 22.2%, 24.5%, and 22.8% of total revenue to Coast P.A. for the years ended December 31, 2003, 2002 and 2001, respectively. We also expect that certain factors may mitigate this seasonality including potential growth in the markets served outside of Florida, Coast Smile Plus discount and membership programs and patient financing programs.

     Seasonality in fee-for-service and traditional insurance business is partially mitigated by capitation revenue from managed care contracts which, with the exception of fluctuations in the number of enrolled members, is earned on an equal pro-rata basis over the year. For the years ended December 31, 2003 2002 and 2001, capitation revenue from managed care contracts represented 9.3%, 10.6% and 16.2%, respectively, of Coast P.A.’s total revenue.

Service Marks

     We believe our service marks are important to us. We have registered the trademarks “COAST DENTAL”, “COAST DENTAL and design/logo”, “COAST DENTAL OUR SMILES ARE EVERYWHERE “, “OUR SMILES ARE EVERYWHERE”, “OWN A PRACTICE THAT DOESN’T OWN YOU”, “WE’LL GIVE YOU EVERY REASON TO SMILE” and the Coast Dental logo with the United States Patent and Trademarks Office. We are seeking registered trademarks for “COAST DENTAL ADVANTAGE”, “ONE COMPANY. COUNTLESS OPPORTUNITIES”, “SMILE PLUS”, “SOON YOUR SMILE COULD BE A WORK OF ART”, and “BRIGHT SMILES BEGIN AT COAST”.

Employees

     As of December 31, 2003, we had approximately 677 full-time and part-time employees, of whom 66 were employed at our headquarters and 611 were employed at the Dental Centers or in regional management. None of our employees are represented by a collective bargaining agreement. The number of people employed by us has increased from the levels maintained in 2002 and 2001. The increase in 2003 was in the Dental Center personnel necessary to accommodate the increased level of business volume per day and the increased number of doctor days and hygienist days at Coast P.A.

Dental Center Utilization

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

     Despite the decrease in the number of dentists employed as of December 31, 2002, by Coast P.A., total doctor days for Coast P.A. increased in 2002 by 18% from 24,100 to 25,500, reflecting an increase in the number of days the Dental Centers were opened and staffed with dentists. Total hygienist days for Coast P.A. increased in 2002 by 20% from 17,300 to 20,800, reflecting an increase in the number of days the Dental Centers were opened and staffed with hygienists.

     As of December 31, 2003, Coast P.A. employed 150 dentists or a (net) increase of seventeen (17) dentists over December 31, 2002. As of December 31, 2003, Coast P.A. employed 111 hygienists or a (net) decrease of 3 hygienists over December 31, 2002. Total provider days increased in 2003 as well with total doctor days increasing 1% and hygienist days increasing 4%.

Information Available on our Website

     Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934 are available on our website (www.coastdental.com) as soon as reasonably practicable after we electronically file with or furnish such documents to the Securities and Exchange Commission. Our Code of Ethics and Audit Committee Charter, as well as the Section 16 beneficial ownership reports filed by our officers and directors, are also available on our website. Our internet website and the information contained therein are not incorporated into this annual report on Form 10-K.

Risk Factors

     The following risk factors and other information included in this Form 10-K should be carefully considered. The risks and uncertainties described below are not the only ones we face and there may be additional risks and uncertainties not presently known to us or that we currently deem immaterial. If any of the following risks occur, it could adversely affect our business and financial condition as well as the value of our common stock.

We have incurred losses in the past and we may not return to profitability.

     We have incurred losses in recent years and we have not been profitable since 1999. For the year ended December 31, 2003 we incurred a net loss of approximately $2.99 million. For the year ended December 31, 2002, we incurred a net loss of approximately $3.94 million and for the year ended December 31, 2001, we incurred a net loss of approximately $9.37 million. We may not be successful in improving revenue and containing costs such that we can return to profitable operations. If we continue to incur losses, we may need additional capital which may not be available to us, or if available, on terms that may cause substantial dilution to our existing shareholders. If we are unable to improve revenue and reduce costs in the future, losses could continue or increase in the foreseeable future.

Our financial success depends on the efforts and success of Coast P.A. and the Coast Dentists and Hygienists, and our business could be harmed if Adam Diasti, D.D.S. is no longer eligible to own Coast P.A.

     We receive fees for the business services and support we provide to Coast P.A. under Services and Support Agreements. Under these agreements, our service fees are determined by revenues generated by and the financial performance of Coast P.A., so our financial success depends on the success of Coast P.A. and the Coast Dentists and Hygienists. The factors that could impact the financial performance of Coast P.A. and the Coast Dentists and Hygienists include:

•	changes in the number of patients or the services provided by Coast Dentists and Hygienists;

•	changes in patient demand for dental services;

•	changes in the number of Coast Dentists and Hygienists available to service patients of Coast P.A.;

•	the ability of Coast P.A. to incentivize, motivate, retain and attract new dentists and hygienists;

•	the ability of Coast P.A. to replace any loss of managed care business;

•	changes in the number of patient visits as a result of the level of advertising or marketing;

•	the ability to collect patient and insurance trade accounts receivables;

•	changes in the competitive landscape in markets served;

•	any successful malpractice claims against Coast P.A., or its Doctors and Hygienists;

•	changes in the cost or availability of malpractice insurance for dentists;

•	the success of patient financing programs; and

•	the opening of new Dental Centers and closure of underperforming Dental Centers.

     A material loss of revenue, unprofitability or cessation of operations by Coast P.A., for whatever reason, would materially and adversely affect our financial condition and results of operations.

     Our President, Dental Director and Director, Adam Diasti, D.D.S., is a licensed dentist in the states we operate in and is the sole owner of Coast P.A. Our success depends on the continued ability of Adam Diasti, D.D.S. to own Coast P.A. We cannot, by law, own or control Coast P.A. If for any reason Adam Diasti, D.D.S., was no longer eligible to be the sole shareholder of Coast P.A., we would have to enter into similar arrangements with one or more other licensed dentists. Since we cannot be assured that we would be able to enter into similar arrangements and because we cannot employ dentists, our business would be harmed if Adam Diasti, D.D.S., is no longer eligible to own Coast P.A.

If we are not able to collect our Coast P.A. service fee receivable, our financial condition may suffer.

     As of December 31, 2003 Coast P.A. owed us approximately $20.0 million in service fees under our Services and Support Agreements. While we believe that Coast P.A. will be able to pay such service fee receivable, there can be no assurance that this will be the case. In the event Coast P.A. is unable to pay this service fee receivable, we may be required to write-off a portion of the service fee receivable which could adversely affect our liquidity and working capital.

Our Board of Directors has decided to terminate our public company status and seek to deregister our common stock from reporting under the Securities Exchange Act of 1934.

     In connection with our self-tender offer in March 2003, our Board of Directors determined that it was in the best interests of us and our shareholders to terminate our status as a public company. The significant factors that were considered at the time included:

•	the considerable costs associated with remaining a public company including legal, auditing, accounting and other expenses;

•	the significant amount of time expended by management in connection with meeting our public company obligations;

•	the lack of liquidity due to low trading volume of our stock;

•	the unlikelihood of an active trading market due to the limited public float and small shareholder base;

•	the lack of analyst coverage;

•	the difficulty in attracting institutional interest;

•	the competitive disadvantages due to public disclosure of sensitive information;

•	the unfavorability of our sector; and

•	the difficulty of utilizing the public equity capital markets as a source of financing due to the limited market for our shares.

     We also stated in our self-tender offer materials filed with the SEC and provided to shareholders that we would seek to deregister if we were eligible even if we did not complete the self-tender offer or enter into a second-step transaction with our controlling shareholders. For significant reasons, including but not limited to the above factors, our Board of Directors has again, after careful consideration and evaluation, determined that it is in the best interest of us and our shareholders to terminate our public company status in which event we will seek to deregister our common stock from reporting under the Securities Exchange Act of 1934. The four independent members of our Board of Directors voted unanimously to approve deregistration. Directors Terek Diasti and Adam Diasti abstained from voting on the matter because they are the beneficial owners of a majority of our shares. Over the past several years we have had less than 300 holders of record as defined by the rules of the Securities and Exchange Commission. As such, we are eligible to deregister our common stock at any time by filing a Form 15 with the Securities and Exchange Commission. Our stock price may suffer an immediate and significant decline as a result of this decision to seek to terminate our status as a public company.

     Costs associated with maintaining our public company status have increased in recent years in the areas of auditing fees, board fees and insurance premiums. Such costs in 2003 were approximately $725,000 for the year ended December 31, 2003 and the current annualized run rate for these costs is approximately $825,000 per year. We expect certain of these costs to increase in 2004 and beyond in the areas of board fees, auditing fees and Sarbanes-Oxley Section 404 internal controls compliance and attestation costs. We estimate these costs will range from $875,000 to $975,000 in 2004 and from $1,000,000 to $1,115,000 in 2005. These expenses do not include the salaries and time of our employees who are required to devote considerable attention to our public company reporting and compliance obligations. Certain of these costs would continue after we deregister from the Exchange Act and delist from the Nasdaq SmallCap Market, if our shares are traded on the “Pink Sheets” quotation system. The continuing costs could include stock transfer agent fees, audit fees and directors and officers insurance premiums, as well as the costs associated with providing company information to market makers and broker-dealers. We estimate that the continuing costs would be approximately $350,000 per year (including the cost of an independent audit of our financial statements in order to maintain our ability to obtain external debt financing, and not for “Pink Sheets” reporting and disclosure). Accordingly, we estimate we could save approximately $525,000 over the current annualized run rate of $875,000. We estimate we could save approximately $575,000 to $700,000 over the projected 2004 and 2005 annualized costs as we will avoid the Sarbanes-Oxley Section 404 internal controls compliance and attestation costs.

After deregistration, our stock may trade on the “Pink Sheets” and could be difficult for you to liquidate your shares.

     Upon the filing of a Form 15 to deregister, our obligation to file periodic reports with the SEC, including quarterly and annual reports containing our financial statements, will be suspended and there may no longer be any public information regarding the company after the deregistration. In addition, our common stock would no longer be traded on the Nasdaq SmallCap Market. Even though we would not be considered a public company, our common stock might be traded on the “pink sheets,” an electronic quotation service for over-the-counter securities, to the extent a market maker decides to make a market in our shares, but there can be no assurance that this would occur. There is generally less liquidity and greater volatility on the “pink sheets” as compared to the Nasdaq SmallCap Market. If our common stock is traded on the “pink sheets”, investors would likely find it more difficult to acquire, dispose of or obtain accurate quotations for our common stock, and our ability to sell equity securities and to raise capital, could be impaired. There can be no assurance that an active trading market for our common stock would ever develop on the “pink sheets.” The “pink sheets” quotation service and “pink sheets” traded companies are not regulated by the Securities and Exchange Commission. Furthermore, unlike Nasdaq listed companies “pink sheets” traded companies do not have any corporate governance standards or similar requirements so we would not be required to have independent directors, an independent audit committee, independent compensation committee, code of conduct or seek shareholder approval for certain actions. Furthermore, we would no longer be subject to Sarbanes-Oxley requirements including certification of financial statements, certification of internal controls systems, prohibitions against personal loans to directors and executive officers, audit committee approval of related party transactions, code of ethics for senior officers, independent audit committee and other requirements..

     The price of our common stock could suffer an immediate and significant decline as a result of the decision to deregister and delist.

Our controlling shareholder has the ability to take action that may adversely affect our business, our stock price and our ability to raise capital.

     As of December 31, 2003, the Diasti Family Limited Partnership (“DFLP”) beneficially owned 65% of our outstanding share capital. Our Chief Executive Officer and Chairman of the Board, Terek Diasti, and our President, Dental Director and Director, Adam Diasti, D.D.S., own a majority position in and control the DFLP. As a result of the 65% ownership position, the DFLP has and will continue to have control over the outcome of matters requiring shareholder approval, including the power to:

•	elect all of our directors;

•	amend our articles or by-laws; and

•	agree to or prevent mergers, consolidations or the sale of all or substantially all our assets.

     Since more than 50% of the voting power of our common stock is held by the DFLP, we are a “controlled company” under Nasdaq rules. As a “controlled company”, we are not required under Nasdaq rules to have a majority of the members of our Board of Directors to be independent directors, nor are we required to have an independent compensation committee. Although our Board of Directors currently consists of a majority of independent directors, and we have an independent compensation committee, the DFLP has the voting power to change the composition of the Board of Directors and the compensation committee. As a Nasdaq listed company and a Securities and Exchange Commission registered company we are, however required under Nasdaq rules, and do maintain, an audit committee consisting solely of independent directors. However, we will no longer be required to have an independent audit committee upon deregistration and delisting.

     DFLP also will be able to delay, prevent or cause a change in control relating to us. The DFLP’s control over us, and its ability to delay or prevent a change in control relating to us could adversely affect the market price of our common stock.

     As a result of the DFLP being our controlling shareholder, the DFLP, Terek Diasti and Adam Diasti are required by our lenders to guarantee our credit facility. There can be no assurance that they would continue to be willing to provide such guarantees. Any sale of shares of our common stock by the DFLP or the perception that such sale could occur, could negatively affect the market price of our common stock and could also materially impair our future ability to raise capital through an offering of securities.

Our stock is thinly traded and our stock price is volatile.

     Historically, the trading volume of our common stock has been very low on the Nasdaq SmallCap Market and our common stock has experienced significantly limited liquidity. For example, since January 1, 2004, the daily trading volume of our shares has been less than 1,000 shares on most days and on some days our shares have not traded at all. In 2003, the average daily trading volume was approximately 16,000 shares (and was approximately 11,500 shares excluding the period the self-tender offer was outstanding and the period that our controlling shareholder (the DFLP) acquired shares on the open market in last 2003). We expect the liquidity of our common stock to decrease significantly upon delisting from the Nasdaq SmallCap Market. Also, the market price of our common stock has fluctuated substantially in the past and is likely to continue to be volatile and subject to wide fluctuations. From January 1, 2002 through December 31, 2003, our common stock has traded on the Nasdaq SmallCap Market at prices as low as $2.10 and as high as $9.50 per share. Furthermore, any sale of shares of our common stock by our controlling shareholder in the future could cause further volatility and negatively impact the price of our shares. The thin trading market for our common stock and fluctuations in the price of our shares have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	conditions in the dental practice management sector and general dentistry market;

•	changes in investor perceptions;

•	small shareholder base;

•	lack of analyst coverage of us or our shares; and

•	lack of interest in our shares from institutional investors.

     Because our stock is not highly liquid, you may not be able to resell your shares at or above the price you paid.

Coast P.A. and Coast Dentists and Hygienists compete with other dental practices, dentists and hygienists, and other companies compete with us.

     The practice of dentistry is a highly competitive business in each market in which Coast P.A. operates. Coast P.A. competes against other dental practices in the hiring and retention of qualified dentists, hygienists and other personnel. The Coast Dentists and Hygienists compete against the other dentists and hygienists in the communities they serve. Many of these competing dental practices, dentists and hygienists have more established practices and greater resources. Providing business services to dental practices is also a competitive business. We compete with other companies with strategies similar to ours in providing business services to dental practices. Competitors with greater access to financial resources may enter our markets and compete with us. We may not be able to compete successfully with existing or new competitors. Any of these factors could adversely impact our business, financial condition and financial results of operations or cash flows.

Our information systems are critical to our business, and a failure of those systems could have a material adverse effect on us.

     Our business and success depends, in part, upon our ability to store, retrieve, process and manage a significant amount of information, and to provide Coast P.A. with efficient and effective comprehensive practice management systems. We are in the early stages of upgrading our information systems which we expect to enhance our ability to provide timely and comprehensive information to support Coast P.A. If our information systems fail to perform as expected, or if we suffer an interruption, malfunction or loss of information processing capabilities or historical data, it could harm our business, results of operations and our relationships with Coast P.A. and Coast Dentists. Our information systems are managed from our West Coast of Florida based headquarters, where there is risk of hurricane or other storm related damages or outages.

Coast P.A. and the Coast Dentists are subject to extensive governmental regulations which significantly limits how we can operate.

     Governmental authorities regulate the dental industry and dental practices extensively which significantly limits how we can operate. For example, as a business services company, we are prohibited by law from practicing dentistry or employing dentists and dental hygienists. We do not control the practice of dentistry by Coast P.A. and the Coast Dentists and Hygienists or their compliance with legal requirements that apply to dentists and hygienists and their dental practices. Since 72 of the 109 Dental Centers are located in the State of Florida, our revenue is particularly sensitive to regulatory conditions in the State of Florida. Many states, including Florida, prohibit us, as a business services and non-professional corporation, from:

•	practicing dentistry, which, in some states, includes restrictions on managing or operating a dental office;

•	splitting professional fees with dentists;

•	owning or controlling equipment used in dental practices;

•	employing dentists or dental hygienists;

•	setting fees charged for dental services

•	maintaining a dentist’s patient records, or

•	controlling the content of advertising.

     Many states, including Florida, also prohibit dentists from paying any portion of fees received for dental services in exchange for a patient referral. These laws and their interpretation vary from state to state, and regulatory authorities enforce them with broad discretion.

     If a court or regulatory authority reviewed our Services and Support Agreements with Coast P.A. and concluded that our agreements did not comply with applicable law, we might have to terminate those arrangements or change those agreements in a way that adversely affects us. In 2003, Florida accounted for approximately 78% of Coast P.A. revenue and, if we were forced to terminate this particular business services arrangement, it would significantly harm our business, financial condition and results of operations. The laws and regulations of states in which we currently operate could change or be interpreted in a way that adversely affects our operations and relationships with Coast P.A. We may have to change our contractual relationships, alter our financial arrangements or restrict our operations in those states. These laws and regulations could also prevent us from providing business services to Coast P.A.

Our compliance with the requirements of recently enacted regulations concerning public company reporting and corporate governance increased our costs.

     The requirements of recently enacted laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, the rules of the Securities and Exchange Commission and listing requirements of Nasdaq, increased our general and administrative expenses and diverted substantial management time and resources from our operations. In 2003, our out-of-pocket costs were approximately $54,000 more on matters related to public company reporting and corporate governance as compared to 2002. These costs do not include the salaries and time of our employees who are required to devote substantial attention to these matters. We expected the costs and expenses associated with our status as a public company to continue to increase in the future, particularly from upcoming implementation of Section 404 of the Sarbanes-Oxley Act of 2002. We believe that these new public company rules and regulations would have also made it more difficult for us to attract and retain qualified persons to serve on our board of directors, or as executive officers.

If you want to sell your shares after we are delisted from the Nasdaq SmallCap Market, you may need to comply with the SEC’s penny stock regulations which could make it more difficult to sell your common stock.

     After delisting from the Nasdaq SmallCap Market, any sales of our common stock could be subject to SEC’s “penny stock” rules even if traded on the “pink sheets.” Under such rules, broker/dealers who recommend these securities to persons other than established customers and accredited investors must make a special written suitability determination for the potential purchaser and enter into a written agreement to a transaction prior to sale. Under the current “penny stock” rules, securities are exempt from this rule if the market price is at least $5.00 per share or if the company has certain operating history or revenue levels.

     Unless an exception is available, the regulations require the delivery, prior to any transaction involving a “penny stock”, of a disclosure schedule explaining the “penny stock” market and the risks associated with it. If our common stock were considered a “penny stock,” the ability of broker/dealers to sell our shares and the ability of our shareholders to sell their securities in the secondary market would be limited. As a result, the market liquidity for our common stock would be severely and adversely affected. While there currently appears to be an exemption from the “penny stock” rules based upon our operating history and revenue levels, we cannot assure you that trading in our securities will not be subject to these or other regulations in the future which would negatively affect the market for such securities.

The cost reduction and cost containment program implemented in 2004 might not be successful and could harm us.

     In January 2004, the Company and Coast P.A. began the implementing a comprehensive set of cost reduction and cost containment initiatives. As a result of these cost reduction and cost containment initiatives, we believe we can reduce our cost structure in an amount that would allow us to achieve profitability in 2004.

     The cost reduction and cost containment initiatives includes, among other aspects, a reduction in Dental Center and corporate staffing and a shift in our emphasis of and use of what we believe to be more effective and less costly marketing and advertising programs.

     There can be no assurance we will realize a sufficient reduction in our cost structure to allow us to become profitable. We have not reported net income for a full fiscal year since 1999. Furthermore, there can be no assurance that our cost reduction program will not have an adverse impact on our net revenue and our business as a result of the reduced staffing levels, shift in emphasis to less costly marketing and advertising programs, and the other cost reduction and cost containment initiatives we are implementing.

We depend on our senior management, and, if we lose them, our business could suffer.

     Our success depends upon the continued active participation of our senior management especially our Chief Executive Officer, Terek Diasti and our President and Dental Director, Adam Diasti. Adam Diasti, D.D.S., is also the sole owner of Coast P.A. The loss of the services of any of these individuals could have an adverse effect on our business. Our success also depends on our ability to attract and retain other highly qualified managerial personnel.

Our financial results could be harmed by successful claims against Coast P.A. or the Coast Dentists and Hygienists.

     We provide business services and support to Coast P.A. and Coast Dentists and Hygienists that provide dental treatment to the public and are exposed to the risk of professional liability and other claims. Those claims, if successful, could result in substantial damage awards. Those awards might exceed the limits of any applicable insurance coverage. Insurance against losses of this type can be expensive. We do not control the practice of dentistry by Coast P.A. or the Coast Dentists or their compliance with the legal and other requirements applicable to dentists and hygienists and their practices. A successful malpractice claim against Coast P.A. or Coast Dentists or Hygienists could harm Coast P.A. and ,correspondingly, have an adverse impact on our financial condition results of operations or cash flows.

Federal and state laws that protect the privacy of patient health information may increase our costs and limit our ability to collect and use that information.

     Numerous federal and state laws and regulations govern the collection, dissemination, use and confidentiality of patient-identifiable health information, including the federal Health Insurance Portability and Accountability Act of 1996 and related rules, or HIPAA. As part of our record keeping, billing and other services for Coast P.A., we collect and maintain patient-identifiable health information. New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we handle health care related data and communicate with payors, and the cost of complying with these standards could be significant. If we do not comply with existing or new laws and regulations related to patient health information we could be subject to criminal or civil sanctions.

Item 2. Properties

     We presently lease an average of 2,100 square feet of office space for each of the 109 Dental Centers. The typical lease for office space is for a term of approximately five years and generally provides for renewal options for additional years. We estimate that the renewal options will be exercised and the average lease term will be ten years. The average rental payments for a leased Dental Center are approximately $3,700 per month. There is currently excess capacity at the Dental Centers and Coast P.A. has been recruiting additional dentists and hygienists. Based on current hiring trends, the current Dental Center space is adequate for the foreseeable future. We plan to continue to lease rather than purchase space for the Dental Centers to preserve our available capital.

     We lease 13,700 square feet of office space in Tampa, Florida for our corporate headquarters. This lease is for a term of three years and expires April 30, 2006.

     We anticipate that we can successfully renew or obtain suitable new leases for our Dental Centers, but there can be no assurance that this will be the case. We believe that our leased properties are adequate for the purposes for which they are used, are suitably maintained for such purposes and are adequate for our foreseeable needs.

Item 3. Legal Proceedings

     We are a party to a number of legal and administrative proceedings and other claims arising in the ordinary course of business, including matters related to the dental services provided to patients by Coast P.A. To date, these proceedings have not had a material effect on our financial condition, results of operations or cash flows. However, there can be no assurance that in future periods, these proceedings will not have a material adverse effect on our business, financial condition, results of operations and cash flows.

     We previously disclosed that we are a party to employee-related matters, two of which are collective action complaints. Settlements have been reached for three such matters with a maximum cost to us totaling $1,003,000 (including plaintiff’s legal fees and expenses). For one of these matters, the number of participating employees and former employees were less than expected and the total settlement cost was $233,000 less than the maximum cost. Accordingly, we reduced our estimated accrual for legal matters by $233,000, thereby reducing its total maximum cost to $770,000. As of December 31, 2003, we have paid $770,000 and have concluded all three matters.

     We are a business services company that provides comprehensive business services and support to general dentistry practices and we do not provide or perform dental services. The dental services are provided to patients solely by licensed dentists and dental hygienists employed by, our client, Coast P.A. We are named as a party in several professional liability matters brought by patients against Coast P.A. We do not expect to have any liability exposure because we do not provide or perform dental services and we have never been found liable in a professional liability lawsuit for dental services provided by a dental professional. However, there can be no assurance that in the future a court of law will not find us liable in a professional liability lawsuit.

     While the outcome of the pending legal and administrative proceedings and other claims cannot be predicted with certainty, management does not expect the pending matters to have a material adverse effect on the financial position, results of operations or cash flows of Coast Dental. At year end 2002 and 2001, we accrued amounts we believed were appropriate at that time with respect to the pending and settled legal and administrative proceedings and other claims based upon discussions with legal counsel and the nature and present status of such proceedings. We intend to vigorously defend our position in any of the pending matters. However, there can be no assurance that we will be successful.

Item 4. Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of our shareholders in the fourth quarter of 2003.

PART II

Item 5. Market for Registrant’s Common Equity and Related Stockholder Matters

Market Information

     The common stock of Coast Dental Services, Inc. is quoted on the National Association of Securities Dealers Automated Quotation System (“NASDAQ”). The common stock of the Company has been trading publicly under the symbol CDEN on the NASDAQ since our initial public offering on February 11, 1997. Effective July 17, 2001, we completed a one-for-three reverse split of our common stock and began trading on the NASDAQ Small Cap Market. The following table sets forth the high and low closing sale price of our common stock as reported by NASDAQ for the periods indicated:

Year		High	Low
2002	First Quarter	$3.15	$2.17
	Second Quarter	$6.00	$3.10
	Third Quarter	$4.35	$2.60
	Fourth Quarter	$3.53	$2.63
2003	First Quarter	$5.75	$2.84
	Second Quarter	$9.50	$5.00
	Third Quarter	$8.09	$4.49
	Fourth Quarter	$7.50	$6.28

     The bid prices reported for these periods reflect inter-dealer prices, without retail markup, markdown or commissions, and may not represent actual transactions.

     The closing bid price per share of our common stock as of February 27, 2004, was $6.45 and there were approximately 90 holders of record as of that date. The number of holders of record was determined from the records of our transfer agent and investor communications agent and does not include beneficial owners of common stock whose shares are held in the names of various securities brokers, dealers and registered clearing agencies.

Sales of Unregistered Securities

     We did not issue any shares of common stock in 2003 that was not registered under the Securities Act of 1933.

Dividends

     Except for an S Corporation distribution during 1996, we have never paid cash dividends on our common stock. We presently intend to retain all future earnings for the operation and expansion of our business and, accordingly, we do not anticipate that any dividends will be declared or paid on the common stock for the foreseeable future. In addition, our credit facility restricts our ability to declare or pay any cash dividends on common stock, without the lender’s consent. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board of Directors deem relevant.

Item 6. Selected Financial Data

     The following selected financial data with respect to our statement of operations data and for the years ended December 31, 2003, 2002, 2001, 2000, and 1999 and the balance sheet data as of December 31, 2003, 2002, 2001, 2000, and 1999 are derived from the Financial Statements which have been audited by Deloitte & Touche LLP, independent auditors. The following data should be read in conjunction with the Financial Statements and the related Notes to Financial Statements thereto included in Item 8 and with Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

	December 31,
	2003	2002	2001	2000	1999
	(in thousands, except per share data)
STATEMENT OF OPERATIONS DATA FOR THE YEAR:
Net revenue	$56,416	$55,964	$43,561	$45,826	$44,598
Net income (loss)	(2,986)	(3,944)	(9,367)	(1,264)	656
Basic earnings (loss) per common share:
Net income (loss)	$(1.41)	$(1.89)	$(4.48)	$(0.60)	$0.29
Diluted earnings (loss) per common share:
Net income (loss)	$(1.41)	$(1.89)	$(4.48)	$(0.60)	$0.29
Weighted average shares outstanding:
Basic	2,111	2,091	2,091	2,098	2,302
Diluted	2,111	2,091	2,091	2,098	2,302
BALANCE SHEET DATA AT YEAR END:
Total assets	$49,395	$50,526	$54,136	$64,204	$64,657
Debt including current maturities	$1,936	$196	$350	$2,214	$1,853

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

A. Overview

     We opened our first Dental Center in May 1992. As of December 31, 2003, we provide comprehensive business services and support to 109 Dental Centers consisting of 64 internally developed and 45 acquired Dental Centers, net of consolidations and closings. We derive our revenue through fees earned from Coast P.A. for providing comprehensive business services and support at the Dental Centers, located in Florida, Georgia, Tennessee and Virginia. As of December 31, 2003, 150 Coast Dentists and 111 Hygienists were employed by Coast P.A., serving approximately 487,000 patients and there were approximately 599,000 unique provider visits during 2003. Coast P.A. and Coast Dental plans to grow by utilizing existing excess capacity. Once the excess capacity is optimized, Coast P.A. and Coast Dental expect to expand the Coast Dental Network in new and existing markets through the addition of internally developed and strategically opportunistic acquired Dental Centers.

     Relationship with Coast P.A. The entities comprising Coast P.A. are all owned by a related party — Adam Diasti, D.D.S., (who is a Director, President and the majority stockholder of Coast Dental). We have 40-year evergreen dental services agreements (Services and Support Agreements) with each entity comprising Coast P.A. whereby we receive fees for services and support provided to dental practices owned and operated by Coast P.A.

     Coast P.A. provides all of the dental services for patients and employs all of the dentists and dental hygienists. As employer of dentists and dental hygienists, Coast P.A. incurs the cost of dentist and hygienist compensation, benefits and certain other expenses. Pursuant to the Services and Support Agreements, we earn a services and support fee from Coast P.A. to provide comprehensive business services and support to each Dental Center. In providing these comprehensive business services and support to the Dental Centers, we incur all of the remaining operating expenses incurred by the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising and Dental Center administrative costs. We do not employ dentists and hygienists and, accordingly, “Dental Center -

Salaries and employee costs” presented on the Statement of Operations does not include the salaries and benefits of dentists and hygienists. In addition, we acquire the property and equipment, lease the facilities and improve the facilities in order to operate the Dental Centers.

     Dependence on Coast P.A. We receive fees for services and support provided to Coast P.A. under the Services and Support Agreements, but do not employ dentists or hygienists or control the dental practices of Coast P.A. Our net revenue is dependent on gross patient revenue generated by, our client, Coast P.A. and, therefore, effective and continued performance of Coast P.A. and its dentists and hygienists during the term of the Services and Support Agreements is essential to our long term success.

     Services and Support Agreement with Coast P.A. We have 40-year evergreen dental services agreements (Services and Support Agreements) with each entity comprising Coast P.A. whereby we receive fees for services and support provided to Coast P.A. Net revenue represents the aggregate fees charged to Coast P.A. under the agreements during the year. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. The services and support fee arrangements have been agreed to between the principal and sole owner of Coast P.A., Adam Diasti, D.D.S., (who is a Director, President and the majority stockholder of Coast Dental), and the Chairman of the Board and Chief Executive Officer of Coast Dental, Terek Diasti. Adam and Terek Diasti are brothers. The services and support fee agreements and any amendments thereto are approved by the Audit Committee, which is comprised of independent directors. The factors considered in setting those fees, which reflect the fair market value of our services and support, included our evaluation of the services provided, the costs incurred by us in connection with providing the services and our negotiated return, balanced against Coast P.A.’s requirement for a retained amount which ensures its financial viability, contemplation of a long-term relationship with us and the future business opportunity related thereto.

     Only the service fees earned by us for services and support to Coast P.A. and our actual expenses are reflected in our financial statements. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in our financial statements.

     Historically, the services and support fee was based on a percent of the gross patient revenues of Coast P.A. (net of refunds, discounts, and adjustments and inclusive of capitation revenues). Effective February 1, 1999, the services and support fee became 73% of Dental Center gross revenue and effective January 1, 2000, the services and support fee became 67% of Dental Center gross revenue, with an allowable range of 66% to 72%. The percentage was unchanged in 2001 through May 31, 2002.

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

     Effective June 1, 2002, the Services and Support fee earned by us for each Dental Center is based on a combination of the actual costs of services provided and the financial performance of the Dental Centers. As compensation for its services and support of the Dental Centers, we earn a two-part monthly services and support fee based on: 1) the actual direct and indirect expenses incurred in providing the services and support to the Dental Centers (including employee costs, supplies, advertising, occupancy, and Dental Center administrative costs); and 2) the financial performance of the Dental Centers. The performance-based portion of the fee is set at 90% of the excess of dental services revenue over direct and indirect Dental Center operating expenses. Effective October 1, 2002, Coast Dental and Coast P.A. amended the Services and Support Agreement to calculate the performance-based portion of the services and support fee on the aggregate financial performance of all Dental Centers and not on the stand-alone financial performance of each Dental Center. The Audit Committee of the Board of Directors approved this amendment to the Services and Support Agreement.

     Net revenues decreased $2.9 million for the nine months ended September 30, 2003, over the comparable prior year period due to the October 1, 2002 amendment to Services and Support Fee Agreement.

     Expansion through Acquisitions - Acquisitions made with Coast P.A. Coast Dental and Coast P.A., in prior years, have jointly entered into asset purchase agreements with existing dental practices. Coast P.A. acquired the patient lists and any other professional assets and we acquired certain tangible assets, principally the dental equipment, and assumed certain liabilities such as the lease agreement for the facility. The fair value of the patient lists was determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and non-identifiable intangible assets. The identifiable intangible assets allocation was to non-compete agreements, which are partially allocated to us and partially allocated to Coast P.A.

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

Update on Recent Initiatives - Overview

          See Part I, Item 1 “Update on Recent Initiatives” in this Form 10-K for a discussion on recent initiatives impacting the financial condition, results of operations or cash flows of the Company.

Growth Information

     We took a very significant step beginning in 1998, shifting from an acquisition model to a development model. Management began to emphasize the opening of internally developed (de-novo) Dental Centers and placed less emphasis on acquiring Dental Centers. While the growth of the patient base of the de-novo Dental Centers has been slower than anticipated, which has negatively impacted our financial performance, management is committed to this strategy and continues to believe it is the best long-range strategy. Our current strategy is to increase capacity utilization at our existing Dental Centers. After we achieve higher utilization, we may resume expansion using the development model in order to achieve long term growth in a more cost effective and productive manner.

     We opened 17 internally developed Dental Centers in 1999 in Florida, Georgia and Tennessee. We did not open any internally developed Dental Centers in 2000. During 2001, we opened two (2) internally developed Dental Centers, one each in the Atlanta, GA and the Nashville, TN markets. The average cost, to us, of an internally developed Dental Center has been approximately $225,000, which includes the cost of equipment, leasehold improvements and working capital. No internally developed Dental Centers were opened in 2002. In 2003, we re-opened a previously closed internally developed Dental Center. We do not anticipate opening many new internally developed Dental Centers during 2004.

     During 1999, Coast Dental and Coast P.A. acquired 11 Dental Centers located in Virginia. The purchase price for these acquired Dental Centers was $2.1 million, consisting primarily of $1.2 million in cash and $0.9 million in promissory notes and certain assumed liabilities. Coast Dental and Coast P.A. did not acquire any Dental Centers during 2000, 2001, 2002 or in 2003.

     During 1999, we consolidated one previously acquired Dental Center into an existing Dental Center. During 2000, we consolidated twelve (12) Dental Centers into six (6) Dental Centers to take advantage of changing market demographics. In the fourth quarter of 2001, we closed eight (8) previously acquired Dental Centers. In 2002 we closed eight (8) Dental Centers, of which two (2) were in fourth quarter 2002, and sold one (1) Dental Center. In 2003, we closed one (1) Dental Center (in the fourth quarter 2003) and took a charge of approximately $0.3 million to provide for the write off of intangible and tangible assets. We believe that closing underperforming Dental Centers will improve our overall financial performance while allowing management to focus its efforts on improving the performance at the remaining Dental Centers.

     Coast P.A. derives the majority of its gross revenue from a combination of sources, including fees and insurance co-payments paid directly by patients, private insurance reimbursements and capitation fees from managed care arrangements.

     The following table outlines the historical payor mix for Coast P.A.’s gross revenue for the periods presented, which is not necessarily indicative of the expected payor mix in the future. Coast P.A.’s higher margin business is the Self-Pay and Private Insurance categories. We earn our net revenues by providing services and support to Coast P.A.

	Years Ended December 31,
Coast P.A.’s Payor Mix	2003	2002	2001
Self-pay (Fee-for-Service and Discount & Membership plans)	34%	32%	32%
Private insurance (Indemnity and PPO insurance)	39	37	27
Managed Care (Dental HMO’s)	27	31	41

Total	100%	100%	100%

B. Results of Operations

     The following table sets forth, as a percentage our net revenue (consisting of services and support fees earned pursuant to the Services and Support Agreements), certain items from our Statement of Operations for the years indicated. The performance of the Company during these years is not indicative of future financial performance results or condition (See “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Update on Recent Initiatives”).

	Years Ended December 31,
	2003	2002	2001
Net revenue	100.0%	100.0%	100.0%

Dental Center expenses:
Salaries and employee costs	37.1	35.2	40.8
Dental supplies and lab fees	17.2	18.4	18.6
Occupancy	14.2	13.8	16.5
Advertising	6.1	7.4	4.9
Finance charges	2.7	2.2	1.2
Training and development	1.5	1.0	—
Administrative	2.3	2.5	2.7
Dental Center depreciation	5.5	5.6	7.6

Total Dental Center expenses	86.6	86.1	92.3

Gross profit	13.4	13.9	7.7
General and administrative expenses	15.9	13.0	18.4
Amortization and corporate depreciation expense	2.1	2.4	3.0
Dental Center closings	0.3	4.7	6.3
Asset impairment charges	—	2.9	2.2

Operating loss	(4.9)	(9.1)	(22.2)
Interest income	0.2	0.3	0.7
Interest expense	(0.7)	(0.1)	(0.4)

Loss before income tax benefit	(5.4)	(8.9)	(21.9)
Income tax benefit	0.1	1.8	0.4

Net loss	(5.3)%	(7.1)%	(21.5)%

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

     Net revenue. Net revenue increased 1% from $55.9 million in 2002 to $56.4 million for year 2003. This increase in revenue is due primarily to increased revenues and provider productivity at Coast P.A., partially offset by the $2.9 million decrease in services and support fees from the October 1, 2002 change in the services and support fee agreement (See “Overview-Services and Support Agreement with Coast P.A.” above) and in part due to the termination by an insurance company of its dental managed care contract with Coast P.A. effective September 1, 2003.

     The increase in net revenue for the year is attributable to a number of factors including an increase in the number of Dentists at Coast P.A., an increase in the productivity per Dentist and Hygienist, expansion of the patient financing program at Coast P.A., the continuing migration from lower-margin managed care business to fee-for-service and private insurance at Coast P.A. and growth in the Coast Smile Plus discount and membership plan at Coast P.A., partially offset by the change in the services and support fee agreement and the dental managed care contract termination described above.

     As of December 31, 2003, Coast P.A. employed 150 dentists or an increase of seventeen (17) dentists (13%) over December 31, 2002, reflecting the hiring of additional dentists. As of December 31, 2003, Coast P.A. employed 111 hygienists or a decrease of three (3) hygienists over December 31, 2002.

     Total Coast P.A. gross patient revenues increased 9% in 2003 over 2002. Coast P.A. average doctor production per day increased 2003 over 2002 by 8%. In 2003, there was an increase in doctor days for Coast P.A. of 1% over 2002. Total hygienist days for Coast P.A. increased 4% in 2003 over 2002. Average production per hygiene day for Coast P.A. was unchanged in 2003.

     In the second half of 2003, Coast P.A. hired fourteen (14) additional doctors (net) which has, and will, increase total doctor days, and Coast P.A. expects this will further increase total patient revenues. However, average doctor production per day has and is expected to initially decrease while doctor compensation ratios increase as these doctors develop a patient base.

     The 2003 increase in productivity of Coast P.A. dentists and hygienists has been assisted by several programs. In 2003, approximately $11.2 million in Coast P.A. gross revenue was financed by patients using the patient financing program, an increase of $2.6 million or 31% over 2002. The average transaction per Coast P.A. patient who used the patient financing was approximately 3.75 times higher than the overall average patient transaction. The migration from lower-margin managed care business continues as the percentage of Coast P.A. gross revenue derived from managed care business has declined from 31% of Coast P.A.’s gross revenue for the year ended December 31, 2002 to 27% for 2003. Coast P.A. Smile Plus discount and membership plan introduced in 2001 continues to contribute additional gross revenues for Coast P.A. In 2003 Coast Smile plus contributed 11% of Coast P.A. gross revenues, up from 9% in 2002.

     Due to the termination of a Coast P.A. managed care contract effective third quarter 2003 as described in “Update on Recent Initiatives” above, we experienced a reduction in our services and support fee revenue from Coast P.A. in the second half of 2003. Over the 12 months ended June 30, 2003 gross capitation and patient co-pay revenues of Coast P.A. related to this contract were $7.2 million and our estimated services and support fee related to this contract was approximately $4.7 million. The loss to Coast P.A. gross revenues was $1.8 million in the second half of 2003 and the loss to our second half of 2003 services and support fee revenues related to the loss of this Coast P.A. contract was approximately $0.8 million. We implemented certain cost control measures in the third quarter 2003 which partially mitigated the effect of the reduction in our services and support fee revenues from this Coast P.A. contract termination. Coast P.A. continues to focus on a strategy of increasing total providers and productivity per provider and increasing the fee-for-service patient base and expanding the Coast Smile Plus discount and membership plan which, if successful, is expected to assist in mitigating the effect of this contract termination on its gross revenues. There can be no assurance that this will occur. If Coast P.A. is unable to replace this gross revenue it will continue to adversely affect our net revenues from services and support fees.

     Salaries and employee costs. Salaries and employee costs increased 6% from $19.7 million to $20.9 million. This increase in salaries and employee costs is due to increased staffing levels to accommodate the 9% growth in Coast P.A. gross patient revenues. Salaries and employee costs increased from 35.2% of net revenues to 37.1% of net revenues, or a 5% increase, due to the effect of the October 1, 2002 change in the services and support fee agreement with Coast P.A. Salaries and employee costs would have been 35.2% of 2003 net revenues had this change not occurred.

     Dental supplies and lab fees. Despite Coast P.A. gross patient revenues increasing 9% in 2003 dental supplies and lab fees, a portion of which are purchased from related parties, decreased 6% from $10.3 million for 2002 to $9.7 million in

2003. Dental supplies and lab fees as a percent of net revenue decreased from 18.4% for 2002 to 17.2% for 2003. While net revenue increased, dental supplies and lab fees decreased as a percent of revenue due to the improving payor mix and from the continued use of preferred lab vendors which offer better pricing over alternative sources.

     Occupancy expenses. Occupancy expenses increased 4% from $7.7 million for 2002 to $8.0 million for 2003 due to increased repair costs and increased information technology (IT) costs. Dental Center IT costs increased in 2003 from the following three IT initiatives we implemented in 2002: 1) Improved reliability, availability and service levels of the network between the Dental Centers and the Corporate office by installing a private frame relay network which will enable us to implement new technology platforms; 2) Internet-enabling the Dental Centers to allow faster information exchange with insurance companies and to improve communications and gain efficiencies between the Dental Centers and the Corporate office; and 3) Installation of additional network servers and routers at the Dental Centers to support these initiatives. Management anticipates that occupancy costs will increase in the near future from improvements being made to the Dental Centers.

     We are continuing our enhancement in the Dental Center equipment and information technology platform. These changes are expected to increase efficiencies, lower maintenance costs and provide more timely and comprehensive information to support the Dental Centers. Activities to date related to the information technology platform have consisted primarily of planning, preliminary technology and software evaluation, and upgrading the telecommunications capabilities and hardware to a private frame relay. During fourth quarter 2003, we commenced installation at the Dental Centers of digital hygiene equipment and an upgraded and expanded information technology platform. This initiative is expected to continue for the next several quarters. The majority of the cost of this initiative will be amortized over the asset life of three to seven years, or lease terms, generally three years, except that certain planning, process change and post-implementation review costs will be expensed as incurred.

     Advertising. Advertising expenses decreased 17% from $4.2 million in 2002 to $3.5 million in 2003. During the first quarter 2003, we assisted Coast P.A. in launching a comprehensive denture treatment advertising and promotion campaign that ran through second quarter 2003. In late second and third quarter 2003, we assisted Coast P.A. in launching a New Patient Development advertising program. In fourth quarter 2003, we assisted Coast P.A. with several direct mail campaigns, implementing a new Re-Care program and launched new patient acquisition programs. In 2002, more of the higher cost radio and television advertising were used for brand marketing surrounding our 10-year anniversary, as well as print and direct mail advertising focused primarily on Coast P.A.’s Coast Smile Plus membership and discount program and the newly introduced patient financing program.

     Dental Center finance charges. Finance charges increased 25% from $1.2 million in 2002 to $1.5 million in 2003. In accordance with the services and support fee agreements with Coast P.A., the Company incurs the cost of certain administrative costs of operating the Dental Centers including finance charges incurred from patients that pay Coast P.A. for dental services with credit cards or patient financing programs. Finance charges, a portion of which of which are earned by a related party, increased in 2003 over 2002 due to the increased charge volume on credit cards taken and the patient financing program implemented in first quarter 2002. Finance charges are expected to increase in the future as the volume of financed transactions increases. Increases in finance charges are offset by accelerated collections of net revenues and enables higher productivity of Dental Center staff from less collection activities.

     Dental Center training and development expenses. Training and development expenses increased 53% from $533,000 in 2002 to $818,000 in 2003. In 2002, Coast Dental and Coast P.A. implemented a staff training and development program designed to increase the productivity and profitability of the Dental Centers. Through fourth quarter 2003, the life-to-date cost for this program was $1.3 million (for Dental Center staff) and $0.5 million for Coast P.A. (for Dentists and Hygienists).

     The first year of the staff training and development initiative concluded in May 2003, and the second year initiative commenced in February 2003. Training and development costs are expected to decrease in 2004 from a change in scope in the training and development program

     Dental Center administrative expenses. Dental Center administrative expenses decreased less than $100,000 from $1.4 million in 2002 to $1.3 million.

     Dental Center depreciation. Depreciation expense at the Dental Centers decreased less than $50,000 in 2003 over 2002 from operating fewer Dental Centers, partially offset by purchases of new equipment.

     Corporate general and administrative expenses. Corporate general and administrative expenses increased $1.7 million or 19% from $7.3 million in 2002 to $9.0 million in 2003. After isolating the effect of certain non-operational items (discussed below) corporate general and administrative expenses increased $1.6 million in 2003 over 2002 due to the investment in additional management personnel and an increased investment in information technology and from higher audit fees and director fees. Additional information technology investments were made for private frame relay networks, equipment leasing costs and consulting costs.

     In 2003, corporate general and administrative expenses included $0.4 million of non-operational items including $0.7 million in costs and expenses incurred with the self-tender offer; partially offset by a decrease in the litigation settlement accrual of $0.2 million in first quarter 2003 from the settlement of a matter for less than originally estimated; and partially offset by a $0.1 million reduction in the valuation allowance on the related party receivable carried at the lower of cost or net realizable value of the underlying collateral which is the cash surrender value of split dollar key man life insurance.

     Corporate depreciation and amortization. Corporate depreciation and amortization expenses decreased $163,000 from $1.3 million in 2002 to $1.2 million in 2003. The decrease is attributable to the write-off of intangible assets in connection with the closing of eight (8) Dental Centers and the impairment charge recognized in the fourth quarter of 2002.

     Dental Center closings and asset impairment charges. We believe that closing the underperforming Dental Centers will improve the overall financial performance of the Company while allowing management to focus its efforts on improving the performance of the remaining Dental Centers.

2003 Activity

     During third quarter 2003, the Dental Center closing reserve was reduced by $170,000 in August, 2003 because one previously closed Dental Centers was reopened and the accrual for the remaining lease obligations was reversed.

     During fourth quarter 2003, one (1) Dental Center was closed. A non-cash charge of $336,000 was recorded in fourth quarter 2003 to provide for the write-off of intangible assets ($301,000) and tangible assets ($35,000).

2002 Activity

     During the second quarter 2002, (3) Dental Centers were closed and the patient base was combined into nearby Dental Centers and in third quarter 2002, three (3) Dental Centers were closed. In addition, one Dental Center was relocated to a newer and larger leased facility to support the continued growth of that Dental Center. A non-cash charge of $194,000 was recorded in second quarter 2002 to provide for the write-off of leasehold improvements, surplus Dental Center equipment and the remaining lease obligations for these office closings and relocation. In third quarter 2002, a non-cash charge of $1,778,000 was recorded to provide for the write-offs of intangible assets ($1.2 million), leasehold improvements ($0.2 million) and provide for the remaining lease obligations ($0.3 million) for the office closings.

Asset Impairment Charges

     We evaluate the recoverability of our investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted cash flows in the fourth quarter each year. As a result of this evaluation in 2003, no Dental Centers were considered impaired; however in 2002, three (3) Dental Centers were considered impaired. An impairment charge of $1.3 million was recorded in the fourth quarter of 2002 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis with the carrying value.

     Interest income. Interest income decreased $45,000 from $157,000 in 2002 to $112,000 in 2003 The decrease in interest income is from lower notes receivable balances outstanding and from decreasing interest rates available on our invested cash equivalents.

     Interest expense. Interest expense increased $374,000 from $28,000 in 2002 to $402,000 in 2003. The increase in expense is attributable to borrowings on the revolving line of credit during 2003, while there was no revolving line of credit balance in 2002.

     Income taxes. In 2003, we recognized an income tax benefit of $66,000 compared to an income tax benefit of $1,027,000 in 2002. In third quarter 2003, we filed our 2002 tax return and a tax benefit of $66,000 was recorded to recognize an increase in the tax refund due from 2002 that was estimated at year end 2002.

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

     The effect of the change in tax law was recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit, and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted. In fourth quarter 2002, we increased our tax benefit to $1,027,000 from the recording of an estimated income tax refund from the 2002 results of operations.

     We incurred federal tax net operating losses in 2003, 2002 and 2001. As a result of the three-year history of incurring net operating losses, we can not conclude that the realization of the deferred tax asset is more likely than not, but we will re-evaluate the amount of the valuation allowance on an ongoing basis. Accordingly, we have provided a full valuation allowance on our remaining net deferred tax asset.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

     Net revenue. Net revenue increased 28.5% from $43.6 million for 2001 to $56.0 million for 2002. On a per Dental Center basis, net revenue increased 39% as there were fewer Dental Centers operated in 2002 compared to 2001 from the Dental Center closings late in 2001 and throughout 2002. The increase in net revenue is attributable to a number of factors including an 18% increase in doctor days and a 20% increase in hygiene days of the providers affiliated with Coast P.A.; an increase in the productivity of Coast P.A. Dentists and Hygienists; the implementation of the patient financing program by Coast P.A. in 2002; the continued migration by Coast P.A. from lower-margin managed care business to fee-for-service and private insurance; and growth in Coast P.A. Smile Plus discount and membership plan.

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

     Net revenues were 65% and 67% of Coast P.A gross revenues in fourth quarter 2002, 2001, respectively, or a decrease of 2% (or $464,000) due to the October 1, 2002, amendment to the service and support fee agreements.

     Salaries and employee costs. Salaries and employee costs increased 11.0% from $17.8 million for 2001 to $19.7 million for 2002. This increase in salaries and employee costs is due to increased staffing levels resulting from the need to staff the Dental Centers at a level consistent with the increasing business volumes, as well as annual salary and wage increases. However, salaries and employee costs declined from 40.8% of net revenues to 35.2% of net revenue, or a 5.6% decrease, due to the higher capacity utilization at the Dental Centers in 2002 enabling better leveraging of the administrative staff.

     Dental supplies and lab fees. Dental supplies and lab fees a portion of which are purchased from a related party, increased 26.9% from $8.1 million for 2001 to $10.3 million for 2002. The increase of 26.9% is consistent with and directly related to the increase in business volume and the increase in net revenues of 28.5% as cited above. Dental supplies and lab fees as a percent of net revenues decreased slightly from 18.6% of net revenues in 2001 to 18.4% of net revenues in 2002 due to the continued use of preferred labs over alternative sources and from the successful implementation by Coast P.A. of new patient merchandise product lines.

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

     Dental Center finance charges. Finance charges increased 140% from $0.5 million in 2001 to $1.2 million in 2002. In accordance with the services and support fee agreements with Coast P.A., the Company incurs the cost of certain administrative costs of operating the Dental Centers including finance charges incurred from patients that pay Coast P.A. for dental services with credit cards or patient financing programs. Finance charges, a portion of which are earned by a related party, increased due to the increased charge volume on credit cards taken and the patient financing program implemented in first quarter 2002. Finance charges are expected to increase in the future as the volume of financed transactions increases. Increases in finance charges are offset by accelerated collections of net revenues and enables higher productivity of Dental Center staff from less billing and collections activity.

     Dental Center training and development expenses. In June 2002, the Company and Coast P.A. implemented a twelve month staff training and development program designed to increase the productivity and profitability of the Dental Centers. The costs incurred by the company in 2002 was $533,000 (for Dental Center Staff) and $288,000 incurred by Coast P.A. (for Dentists and Hygienists).

     Dental Center administrative expenses. Dental Center administrative expenses increased 17% from $1.2 million for 2001 to $1.4 million for 2002. This increase is primarily due to an increase in uniforms cost from implementation of a lab coat program in 2002 for all Dental Center staff.

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

     Insurance expense includes the net change in the valuation allowance on the related party receivable carried at the lower cost or the cash surrender value of split-dollar key-man life insurance. The increase in the valuation allowance was $377,000 in 2002 compared to $238,000 in 2001 for a $139,000 year-to-year increase. In February 1998, we entered into split-dollar life insurance arrangements with executive officers and directors, Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, we lent money to pay the premiums and have received collateral assignments of the life insurance policies to secure repayments of the non-interest loans. We have the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. We carry the non-interest bearing loans at the lesser of the cash surrender value or the amounts loaned. During 2002, the valuation allowance was increased $377,000 to reflect a decline in the market value of the marketable securities underlying the cash surrender value of the life insurance. At December 31, 2002, the non-interest bearing loans are carried at $1,020,000 comprised of loans totaling $1,902,000 net of the valuation allowance of $882,000. In 2002, the Company redeemed the cash surrender value of life insurance for two former officers of the Company and collected cash proceeds of $380,000.

     Salaries increased as we have attracted experienced management personnel in the areas of operations, marketing, information technology and human resources and also incurred severance costs in 2002. These salary increases were partially offset by salary decreases from staffing changes and cost saving measures implemented in the first and fourth quarters of 2002.

     As discussed in Item 7-Management’s Discussion and Analysis of Financial Condition and Results of Operations — Overview, we are investing in an enhancement of our information technology platform. Information technology expenses are expected to increase during the planning, implementation, and post-implementation phases of this project. The majority of the cost of this initiative will be amortized, generally over three years, except for certain planning, process change, and post-implementation review costs that will be expensed as incurred over the next several quarters. The corporate private frame relay network and IT equipment leasing cost increased $89,000 in 2002.

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

     Interest income. Interest income decreased $160,000 from $317,000 in 2001 to $157,000 for 2002. The is due to a decrease in interest income from a lower amount of invested assets partially offset by an increase in interest receivables on Equity Dentist Notes Receivable.

     Interest expense. Interest expense decreased $ 151,000 from $179,000 in 2002 to $28,000 in 2003. The decrease for the year is due to a decrease in interest expense as there were no borrowings outstanding under the line of credit in 2002.

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

     We incurred a federal tax net operating loss in 2002, 2001 and 2000. As a result of the three-year history of incurring net operating losses, we cannot conclude that realization of the deferred tax asset is more likely than not but we will re-evaluate the amount of the valuation allowance on an ongoing basis. Accordingly, we have provided a full valuation allowance on our remaining net deferred tax asset.

C. Liquidity and Capital Resources

     At December 31, 2003, we had cash and cash equivalents of $2.1 million. At December 31, 2002, we had cash and cash equivalents totaling $2.8 million for a year-to-year decrease of $0.7 million. This decrease was principally from the excess of capital expenditures ($1.7 million), debt service costs ($0.4 million), and cash used by operations ($0.6 million) over borrowings under our revolving credit facility ($1.8 million).

     To improve cash flows from patients, Coast Dental and Coast P.A., in January 2002, arranged for a patient financing program through a related party and an unrelated national financial institution. This program has accelerated the collection of net revenues, for those patients of Coast P.A. that elect to use the program and qualified for credit, as the financial institution pays the dental service fees within twenty-four hours, net of related discounts and brokerage fees. This program is expected to reduce the growth of Coast P.A.’s accounts receivable and accelerate cash flows of Coast P.A. and Coast Dental thereby enhancing our liquidity. The credit card debt of the patient is non-recourse to Coast P.A. and Coast Dental.

     Our line of credit facility with Bank of America expired on November 4, 2002. We pursued alternative financing throughout 2002 and secured a new credit facility in December 2002. There were no borrowings outstanding under the Bank of America credit facility at any time in fiscal year 2002.

     On December 31, 2002, we entered into a revolving line of credit with a commercial lender for our working capital needs, which permits borrowing up to $2 million. We borrowed $1,760,000 under this revolving credit facility on January 2, 2003 and had $1,787,000 outstanding at December 31, 2003. This credit facility replaced the previous credit facility that expired in third quarter 2002 that we were unable to borrow on since third quarter 2001 due to our inability to meet certain financial covenants. On February 6, 2004, the Company and our lender executed a Waiver and First Amendment to the credit agreement to reset certain financial covenants waive non-compliance with certain financial covenants and extend the term of the credit facility by one year to December 31, 2006.

     The term loan portion of the credit facility could only be accessed to finance the buyback of the Company’s common stock and only through June 1, 2003. The Company did not elect to borrow any funds under the term loan portion of the credit facility by June 1, 2003; accordingly, this portion of the credit facility is no longer available to the Company.

     Our liquidity depends in part upon the ability of Coast P.A. to pay the service fee receivable and any inability of Coast P.A. to generate sufficient revenues and cash flows to pay the service fee receivable could materially decrease our liquidity. See also Note 4 of the Notes to Financial Statements regarding the service fee receivable. In addition, increases in the service fee receivable and any increased expense levels to support our investment in training and development programs, advertising programs and an upgraded information technology platform, without a corresponding increase in net revenues, could negatively impact our liquidity.

     There can be no assurance that borrowing capacity will be available under the credit facility due to it’s restrictive covenants. If it is necessary to raise capital to fund operations, and capital is raised through the issuance of equity securities or securities convertible into equity securities, Coast Dental shareholders may experience dilution in ownership percentages and book value. Additionally, such securities may have rights, preferences and privileges senior to those of holders of common stock.

     Based upon our anticipated capital needs for operation of our business, general corporate purposes, and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, the $2 million line of credit and cash flows from operations should be sufficient to meet our funding requirements, to conduct our operations and for further implementation of our growth strategy and current plans through at least 2004. Additionally, to the extent our joint Equity Model initiative with Coast P.A. is successful, additional cash could become available to us through accelerated payment of Coast P.A.’s service fee receivable through improved operating performance of the Dental Centers converted to the Equity Model, through the sale of certain Coast P.A. assets to Dentists for cash, or the assignment by Coast P.A. to us of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     The Company has incurred losses in each of the last four years. The Company initiated certain cost reduction efforts in the second half of 2003 and has significantly expanded this to a comprehensive cost reduction and cost containment program in early 2004. The Company’s cost reduction and cost containment program include initiatives to reduce labor, occupancy, advertising, training and development and corporate general and administrative costs. As a result of these cost reduction and cost containment initiatives, the Company is optimistic it can reduce its cost structure and achieve profitability in 2004. However, there can be no assurance that these cost reduction and cost containment programs will be effective and the Company will be profitable in 2004. In the event we are unable to achieve profitability and generate the expected cash flows, or fails to have continued access to our $2 million line of credit facility due to any financial covenant non-compliance or other events of default, we could face liquidity and working capital constraints, which could adversely impact future operations and growth.

Off-Balance Sheet Arrangements and Cash Contractual Obligations

     Off-Balance Sheet Arrangements. The Company does not have any material off-balance sheet arrangements (guarantee obligations; retained contingent interest in assets previously transferred; obligations under derivative instruments; or any obligation under material variable interests) other than standard operating lease arrangements which are summarized below.

     Cash Contractual Obligations. The following table summarizes the scheduled maturities of the Company’s long-term cash contractual obligations as of December 31, 2003:

Cash Contractual Obligations			Payments Due by Period
		Less than	1-3	3-5	More than
(in Thousands)	Total	1 Year	Years	Years	5 Years
Debt	$1,787	$—	$1,787	$—	$—
Capital Lease Obligations	$150	$52	$98	$—	$—
Operating Leases	$15,902	$4,844	$9,464	$1,594	$—

Total	$17,839	$4,896	$11,349	$1,594	$—

     The Company purchases dental supplies and dental lab products in the ordinary course of business however, has no contractual purchase obligations for minimum quantities. See Notes 8, 10 and 11 to the Financial Statements for further information about commitments for debt, capital leases and purchases of dental supplies and dental lab products.

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

     We may repurchase our shares for cash in the open market or in privately negotiated transactions, from time to time, subject to market conditions. The repurchase program will continue until such time as we have acquired all of the shares authorized for repurchase, unless sooner terminated by the Board of Directors. No shares will be repurchased from our officers or directors.

     We did not repurchase any of its outstanding common stock in the past three years under our share repurchase program due to financial constraints.

     As described in the M, D & A in the section “Update on Recent Initiatives — Tender Offer”, we did purchase 11,537 shares in 2003 in connection with the proposed self-tender offer.

Recent Pronouncements

     On December 31, 2002, the Statement of Financial Accounting Standards No. 148 (“SFAS No.148”) “Accounting for Stock-Based Compensation - Transition and Disclosure” was issued. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The Company implemented interim financial statements disclosure requirements of SFAS 148 in first quarter 2003 and annual financial statement disclosures in 2003. The Company will implement the SFAS 123 fair-value method of accounting for stock-based compensation in first quarter 2004 using the modified prospective adoption method of SFAS 148. Adoption of this accounting standard will not, in the Company’s opinion, have a material impact on the Company’s reported results of operations or financial position in 2004.

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superseding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be

Disposed Of (“SFAS 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144 (i) broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); (ii) requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and (iii) retains the basic provisions of (a) APB 30 regarding the presentation of discontinued operations in the statements of income, (b) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (c) SFAS 121 relating to the measurement of long-lived assets classified as held-for-sale. Adoption of SFAS 144 did not have any impact on the Company’s financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The adoption of SFAS 145 did not have any impact on the Company’s financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The adoption of SFAS 146 did not have any impact on the Company’s financial statements.

     Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial statements.

Critical Accounting Policies and Significant Estimates

     Our business, significant accounting policies and contracts from which net revenues are derived are described in Notes 1, 2 and 10 of the Notes to Financial Statements. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions about future events that affect the amounts reported in the financial statements and accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the determination of estimates requires the exercise of judgment. Actual results inevitably will differ from those estimates, and such differences may be material to the financial statements.

     The most significant accounting estimates inherent in the preparation of our financial statements include estimates associated with the following matters:

•	Our Services and Support Agreements with Coast P.A. do not constitute a controlling financial interest in Coast P.A. and, accordingly, we do not consolidate the gross patient revenues, results of operations, cash flows and other accounts of Coast P.A. in accordance with Emerging Issues Task Force 97-2.

•	We evaluate the recoverability of the service fee receivable from Coast P.A. and have determined that this service fee receivable is fully collectible. If the financial condition of Coast P.A. changes, resulting in an impairment of its ability to pay, an allowance may be necessary to reduce the carrying value of this asset to a net realizable value that is less than the carrying amount of the receivable.

•	We evaluate the recoverability of the notes receivable from Equity Doctors and have determined that these notes receivable are fully collectible. If the financial condition of Equity Doctor Dental Centers changes, resulting in an impairment of its ability to pay, an allowance may be necessary to reduce the carrying value of this asset to a net realizable value that is less than the carrying amount of the notes receivable.

•	We evaluate the recoverability of long-lived tangible and intangible assets of the Dental Centers based on our assessment of future cash flows and, where impairment has occurred, the impairment loss is measured using estimated discounted cash flows. Our judgment as to future cash flows and the discount rate used are significant estimates in making these recoverability evaluations.

•	We record a valuation allowance to reduce our net deferred tax assets to the amount that is more likely than not to be realized under enacted tax law. While we have considered future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, in the event we were to determine that we would be able to realize more of our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the valuation allowance would increase reported income in the period such determination was made. Any changes in the assessment could be from internal circumstances or from favorable or unfavorable changes in future tax laws.

•	We have estimated the costs associated with the closure of eight (8) Dental Centers during 2001, eight (8) Dental Centers in 2002, and one (1) Dental Center in 2003. The costs recorded in connection with these closings are based on recorded assets and liabilities, lease commitments and estimated costs to close the Dental Centers. If actual costs are significantly more than expected, earnings will be reduced in 2004. Conversely, if actual costs are significantly less than expected, earnings could be improved in 2004.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

     See Item 7-“Management’s Discussion and Analysis of Financial Condition and Results of Operations, Section C. Liquidity and Capital Resources” for further information.

     We have a relatively low level of debt, and expect to finance future capital needs through available capital, anticipated future earnings and our revolving line of credit. The credit facility is a variable rate loan tied to the prime rate of interest. Our exposure to market risk for changes in interest rates is primarily in our cash equivalents. Pursuant to our investing guidelines, we mitigate exposure by limiting maturity, placing cash equivalents with high credit quality issuers and limiting the amount of credit exposure to any one issuer. During the year ended December 31, 2003, we earned investment income of approximately $112,000.

SPECIAL NOTICE REGARDING FORWARD LOOKING STATEMENTS

     This Form 10-K annual report contains statements which are “forward-looking statements.” The words “expect,” “believe,” “goal,” “plan,” “intend,” “estimate” and similar expressions and variations thereof, and discussions of strategy or intentions, are intended to specifically identify forward-looking statements. Forward-looking statements appear in a number of places in this Form 10-K and in other places, particularly, “Recent Developments”, “Business” “Properties”, “Legal Proceedings” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers which are inherently uncertain. Investors and prospective investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements as a result of various factors including those set forth in the “Risk Factors” section of this Form 10-K. We undertake no obligation to publicly update or revise the forward-looking statements made in this Form 10-K to reflect events or circumstances after the date of this Form 10-K or to reflect the occurrence of unanticipated events.

Item 8. Financial Statements and Supplementary Data

COAST DENTAL SERVICES, INC.
INDEX TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors of
Coast Dental Services, Inc.

We have audited the accompanying balance sheets of Coast Dental Services, Inc. (the “Company”) as of December 31, 2003 and 2002, and the related statements of operations and comprehensive income (loss), of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(A)(2). These financial statements and the financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.

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

In our opinion, such financial statements present fairly, in all material respects, the financial position of Coast Dental Services, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP
Certified Public Accountants

Tampa, Florida
March 17, 2004

COAST DENTAL SERVICES, INC.

BALANCE SHEET

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$2,090,123	$2,824,966
Service fee receivable from Coast P.A	20,048,905	17,395,559
Notes receivable from Equity Doctors — current portion	132,266	114,564
Supplies, inventory and small tools, net	2,894,138	2,782,037
Prepaid expenses and other current assets	712,376	353,368
Income tax refund receivable	—	175,332

Total current assets	25,877,808	23,645,826
Property and equipment, net	11,922,047	13,765,708
Note receivable from Coast P.A., non-interest bearing	—	229,218
Notes receivable from Equity Doctors, net of current portion	663,980	851,217
Non-compete agreements, net of accumulated amortization of $967,571 and $841,183, respectively	156,046	282,435
Dental services agreements, net of accumulated amortization of $3,951,959 and $3,484,290, respectively	9,109,067	9,947,889
Other assets	1,666,338	1,803,501

Total assets	$49,395,286	$50,525,794

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$3,585,087	$2,381,478
Accrued salaries and benefits	1,278,959	1,357,497
Other accrued expenses	1,155,851	2,348,128
Line of credit	1,786,817	—
Current maturities of debt and capital lease obligations	52,342	117,925

Total current liabilities	7,859,056	6,205,028
Long-term debt and capital lease obligations, excluding current maturities	97,803	78,354

Total liabilities	7,956,859	6,283,382

Commitments and Contingencies	—	—
Stockholders’ equity:
Preferred stock, $.001 par value; 2,000,000 shares authorized, none issued	—	—
Common stock, $.001 par value; 50,000,000 share authorized, 2,139,110 and 2,091,223 shares issued and outstanding, respectively	2,139	2,091
Additional paid-in capital	55,399,993	55,165,701
Retained earnings (deficit)	(11,370,606)	(8,384,197)

	44,031,526	46,783,595
Less: Stock option receivable from Coast P.A, non-interest bearing	(2,541,183)	(2,541,183)
Less: Treasury stock, 11,537 shares, at cost	(51,916)	—

Total stockholders’ equity	41,438,427	44,242,412

Total liabilities and stockholders’ equity	$49,395,286	$50,525,794

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.

STATEMENT OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

	Year Ended December 31,
	2003	2002	2001
Net revenue	$56,415,795	$55,963,934	$43,561,255

Dental Center expenses:
Salaries and employee costs	20,920,308	19,710,808	17,758,979
Dental supplies and lab fees	9,732,931	10,269,053	8,089,068
Occupancy	8,030,776	7,722,879	7,201,360
Advertising	3,451,367	4,165,144	2,121,408
Finance charges	1,500,321	1,232,639	517,889
Training and development	818,330	532,507	—
Administrative	1,321,331	1,416,258	1,192,247
Dental Center depreciation	3,082,624	3,118,579	3,305,852

Total Dental Center expenses	48,857,988	48,167,867	40,186,803

Gross profit	7,557,807	7,796,067	3,374,452
General and administrative expenses	8,987,361	7,312,882	8,024,709
Depreciation and amortization	1,166,229	1,329,183	1,305,299
Dental Center closings	166,646	2,624,824	2,750,994
Asset impairment charges	—	1,628,572	952,336

Operating loss	(2,762,429)	(5,099,394)	(9,658,886)
Interest income	112,127	156,658	316,968
Interest expense	(402,334)	(27,690)	(179,097)

Loss before income tax benefit	(3,052,636)	(4,970,426)	(9,521,015)
Income tax benefit	66,227	1,026,629	154,354

Net loss	(2,986,409)	(3,943,797)	(9,366,661)
Unrealized gain on available-for-sale investments	—	—	82,323

Comprehensive loss	$(2,986,409)	$(3,943,797)	$(9,284,338)

Basic loss per share:
Net loss per share	$(1.41)	$(1.89)	$(4.48)

Diluted loss per share:
Net loss per share	$(1.41)	$(1.89)	$(4.48)

Weighted average number of shares outstanding:
Basic	2,110,583	2,091,223	2,091,223

Diluted	2,110,583	2,091,223	2,091,223

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.

STATEMENT OF STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2001, 2002 AND 2003

					Unrealized
			Retained		Gain/(Loss) on		Total
	Common	Additional Paid-	Earnings	Treasury	Securities Held	Stock Option	Stockholders’
	Stock	in Capital	(Deficit)	Stock	for Sale	Receivable	Equity
Balance on January 1, 2001	$6,291	$54,991,320	$4,926,261	($88,749)	($82,323)	($2,295,374)	$57,457,426
Cancellation and issuance of shares in connection with 1 for 3 reverse stock split	(4,196)	4,196	—	—	—	—	—
Cancellation of treasury stock	(4)	(88,745)	—	88,749	—	—	—
Sale of stock options to Coast P.A.	—	157,832	—	—	—	(157,832)	—
Reclassification of unrealized loss upon sale of securities	—	—	—	—	82,323	—	82,323
Net loss for the year ended December 31, 2001	—	—	(9,366,661)	—	—	—	(9,366,661)

Balance on December 31, 2001	2,091	55,064,603	(4,440,400)	—	—	(2,453,206)	48,173,088
Sale of stock options to Coast P.A.	—	87,977	—	—	—	(87,977)	—
Extension of stock options	—	13,121	—	—	—	—	13,121
Net loss for the year ended December 31, 2002	—	—	(3,943,797)	—	—	—	(3,943,797)

Balance on December 31, 2002	2,091	55,165,701	(8,384,197)	—	—	(2,541,183)	44,242,412
Exercise of stock options	48	171,356	—	—	—	—	171,404
Extension of stock options	—	62,936	—	—	—	—	62,936
Purchase of treasury stock	—	—	—	(51,916)	—	—	(51,916)
Net loss for the year ended December 31, 2003	—	—	(2,986,409)	—	—	—	(2,986,409)

Balance on December 31, 2003	$2,139	$55,399,993	$(11,370,606)	$(51,916)	$—	$(2,541,183)	$41,438.427

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.

STATEMENT OF CASH FLOWS

	Years Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,986,409)	$(3,943,797)	$(9,366,661)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation and amortization	4,248,852	4,447,763	4,611,151
Dental Center closings	166,646	2,624,824	2,750,994
Asset impairment charges	—	1,628,572	952,336
Unrealized (gain) loss on life insurance receivable	(107,183)	377,141	238,159
Loss (gain) on disposal of equipment and other adjustments	320,662	115,903	(78,752)
Deferred income tax expense	—	—	184,655
Changes in operating assets and liabilities:
Receivables from Coast P.A.	(2,369,137)	(4,286,292)	(2,665,296)
Supplies, inventory and small tools	(138,762)	448,809	7,446
Prepaid expenses and other current assets	182,393	(662,891)	210,588
Accounts payable and accrued expenses	56,453	659,573	658,739

Net Cash (Used in) Provided by Operating Activities	(626,485)	1,409,605	(2,496,641)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(1,729,566)	(883,964)	(1,042,571)
Proceeds from sale of property and equipment	25,611	39,932	21,054
Collections on notes receivable from Equity Doctors	114,545	98,071	142,596
Acquired assets, including intangible assets	—	—	(22,373)
Sale of available-for-sale investments	—	—	5,353,381

Net Cash (Used in) Provided by Investing Activities	(1,589,410)	(745,961)	4,452,087

CASH FLOWS FROM FINANCING ACTIVITIES:
Net borrowings on line of credit	1,786,817	—	—
Proceeds from exercise of stock options	171,404	—	—
Purchase of treasury stock	(51,916)	—	—
Proceeds from long term debt	—	—	1,675,522
Payments on long term debt	(90,598)	(259,672)	(3,526,246)
Debt issue costs paid	(180,937)	(109,290)	—
Payments on capital leases	(153,718)	(15,486)	(12,566)

Net Cash Provided by (Used in) Financing Activities	1,481,052	(384,448)	(1,863,290)

Net (Decrease) Increase in Cash and Cash Equivalents	(734,843)	279,196	92,156
Cash and cash equivalents at beginning of period	2,824,966	2,545,770	2,453,614

Cash and cash equivalents at end of period	$2,090,123	$2,824,966	$2,545,770

SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Interest (paid) collected, net	$(224,278)	$156,658	$178,577
Income taxes (paid) refunded, net	$241,559	$1,311,388	$(154,385)
Non-cash stock option receivable from Coast P.A.	$—	$87,977	$157,832
Capital lease obligations incurred	$167,345	$121,167	$—
EQUITY DOCTOR DENTAL CENTER TRANSACTIONS:
Service fee receivable	$(54,991)	$112,448	$120,237
Supplies, inventory and small tools	$—	$126,816	$323,053
Property and equipment	$—	$2,186	$510,210
Notes receivable	$54,991	$(241,499)	$(953,500)

The accompanying Notes to Financial Statements are an integral part of these financial statements.

COAST DENTAL SERVICES, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS

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

     Relationship with Coast P.A. The entities comprising Coast P.A. are all owned by a related party - Adam Diasti, D.D.S., (who is a Director, President and the majority stockholder of the Company). The Company has 40-year evergreen dental services agreements (Services and Support Agreements) with each entity comprising Coast P.A. whereby the Company receives fees for services and support provided to dental practices operated by Coast P.A.

     Coast P.A. provides all of the dental services to patients and employs all of the dentists and dental hygienists. As the employer of dentists and dental hygienists, Coast P.A. incurs the cost of dentist and hygienist compensation, benefits, and certain other expenses. Pursuant to the Services and Support Agreements, the Company earns a services and support fee from Coast P.A. to provide comprehensive business services and support to each Dental Center. In providing these comprehensive business services and support to the Dental Centers, the Company incurs all of the remaining operating expenses incurred by the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising, and Dental Center administrative costs. The Company does not employ dentists and hygienists and, accordingly, “Dental Center - Salaries and employee costs” presented on the Statement of Operations does not include the salaries and benefits of dentists and hygienists. In addition, the Company acquires the property and equipment, leases the facilities and improves the facilities in order to operate the Dental Centers.

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

     Services and Support Agreement with Coast P.A. The Company has 40-year evergreen dental services agreements (Services and Support Agreements) with each entity comprising Coast P.A. whereby the Company receives fees for services and support provided to Coast P.A. Net revenue represents the aggregate fees charged to Coast P.A. under the agreements during the year. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. The services and support fee arrangements have been agreed to between the principal and sole owner of Coast P.A., Adam Diasti, D.D.S., (who is a Director, President and the majority stockholder of the Company), and the Chairman of the Board and Chief Executive Officer of the Company, Terek Diasti. Adam and Terek Diasti are brothers. The services and support fee agreements and any amendments thereto are approved by the Audit Committee, which is comprised of independent directors. The factors considered in setting those fees include the Company’s evaluation of the services it provides, the costs incurred by the Company in providing the services and support and the Company’s negotiated return, balanced against Coast P.A.’s requirement for a retained amount which ensures its financial viability, contemplation of a long-term relationship with the Company and the future business opportunity related thereto.

     Only the service fees earned by the Company for its services and support to Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in the financial statements of the Company.

     Historically, the services and support fee was based on an agreed-upon percentage of the gross patient revenues of Coast P.A. (net of refunds, discounts, and adjustments and inclusive of capitation revenues). Effective February 1, 1999, the service and support fee became 73% of Dental Center gross revenues and effective January 1, 2000, the service and support fee became 67% of Dental Center gross revenues, with an allowable range of 66% to 72%. The percentage remained unchanged in 2001 through May 31, 2002.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreement to change the methodology for determining the monthly services and support fee earned by the Company and to provide for Coast P.A. to grant the Company a secured interest in Coast P.A.’s trade accounts receivable for payment of services and support fees. This amendment incorporated the financial performance of each Dental Center in the determination of the services and support fee earned by the Company. The Audit Committee of the Board of Directors approved the amendment to the Services and Support Agreement.

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

     Net revenues decreased $2.9 million for the nine months ended September 30, 2003 over the comparable prior year period due to the October 1, 2002, amendment to the Services and Support Agreements.

     Expansion through Acquisitions - Acquisitions made with Coast P.A. The Company and Coast P.A. in prior years have jointly entered into asset purchase agreements with existing dental practices. Coast P.A. acquired the patient lists and any other professional assets and the Company acquired certain tangible assets, principally the dental equipment, and assumed certain liabilities such as the lease agreement for the facility. The fair value of the patient lists was determined based upon general market information received from an independent dental practice transition consultant regarding traditional dental practice acquisitions. In addition to the purchase price allocations for tangible assets, there are allocations for identifiable intangible assets and non-identifiable intangible assets. The identifiable intangible assets allocation was to non-compete agreements, which are partially allocated to the Company and partially allocated to Coast P.A.

     The purchase price allocation to Coast P.A. was limited to the value of the patient files and an amount representing the estimated value of Coast P.A.’s right to prohibit the selling professional association and its dentist(s) from competing in the dental business within the specified area surrounding the acquired Dental Center. After a determination of the fair value of the tangible assets and identifiable intangible assets acquired, the remaining purchase price representing non-identifiable intangible assets was allocated to the Company and Coast P.A. [as the value of the Dental Service Agreements (i.e. the Services and Support Agreements) attributable to the Dental Center].

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation. The accompanying financial statements have been prepared on the accrual basis of accounting. The Company does not own any interests in, or control the activities of, Coast P.A. Accordingly, the financial statements of Coast P.A. are not consolidated with those of the Company in accordance with Emerging Issues Task Force Issue No. 97-2.

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

     Reclassifications. Certain reclassifications have been made to the prior year Balance Sheet, Statement of Operations and Statement of Cash Flows to conform to the current year presentation.

     Cash Equivalents. The Company considers all highly liquid investments with an original maturity of 90 days or less to be cash equivalents.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Service Fee Receivable. The service fee receivable primarily represents the non-interest bearing indebtedness of Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements. Also, the Company, from time-to-time, has advanced funds under the Services and Support Agreements to Coast P.A. for operations or, when Coast P.A. was acquiring dental practices, for acquisitions of existing dental practices. See further discussion in Note 4 and Note 10.

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

     Non-Compete Agreements. Costs incurred in connection with the non-compete agreements are being amortized over their estimated lives of seven to nine years on a straight-line basis.

     Dental Service Agreements. Costs of acquisitions in excess of the estimated fair value of property and equipment and any non-compete agreements are allocated to the dental services agreement because the Company has effectively acquired the long-term right to provide comprehensive services and support to the acquired dental practice. The dental services agreement with Coast P.A. represents the Company’s exclusive right to provide comprehensive services and support the Dental Centers during the term of the Services and Support Agreements. The assigned value of the dental services agreement is amortized using the straight-line method over its estimated life of twenty-five years.

     Available-for-Sale Investments. Available-for-sale securities owned in 2001 consisting of tax-free municipal bonds were stated at fair value with unrealized gains and losses included in comprehensive income (loss). The amortized cost of these debt securities was adjusted for amortization of premiums and accretion of discounts to maturity. Such amortization was included in interest income. Realized gains and losses, if any, were recognized when incurred. The cost of securities sold was based on the specific identification method.

     Proceeds from the sale of available-for-sale investment securities during 2001 were $5,353,381. Gross realized losses of $82,323 for 2001 were realized on these sales.

     Development Costs. The Company charges development costs and start-up activities for new, expanded or relocated Dental Centers to expense as incurred.

     Related Party Receivable from Split Dollar of Life Insurance Arrangement. The Company carries the non-interest bearing loans collateralized by the cash surrender value of split dollar key-man life insurance at the lesser of the cash surrender value or the amounts loaned. See also Note 10. Changes in the valuation allowance to state the amounts loaned at the lesser of cost or cash surrender value are charged or credited to General and Administrative Expenses in the accompanying Statement of Operations.

     Revenue and Cost Recognition. Net revenue represents the aggregate fees charged to Coast P.A. under the services and support agreements. Services and support fees are recognized as earned as services and support are provided on a monthly basis. Gross patient revenue earned by Coast P.A. at its dental practices is at established rates, net of refunds, adjustments and discounts. The costs incurred by Coast P.A. include primarily dentist and hygienist salaries and benefits. Neither the expenses of Coast P.A. nor any of the patient gross revenues earned by Coast P.A. are reflected in the financial statements of the Company. Only the service fees earned by the Company for its services and support to Coast P.A. and the actual expenses of the Company are reflected in the financial statements of the Company. In providing these comprehensive services and support to the Dental Centers, the Company incurs all of the remaining operating expenses of the Dental Centers including employee costs for assistants and office staff, dental supplies and lab fees, occupancy, advertising and Dental Center administrative costs.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Stock-Based Compensation. The Company accounts for stock-based compensation under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and has disclosed below the effects as if the recognition provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), had been adopted. The Company estimated the fair value of the Plan options utilizing an option pricing model based on a market price ranging from $2.39 to $85.88 per share, a risk free interest rate of 3.6%, a four year expected life, a 67.8% expected volatility and no dividends. The Company has not adopted the expense recognition provisions of SFAS No. 123 for employee and director stock options. The Company recognizes a stock option receivable from Coast P.A. when Coast P.A. purchases stock options at fair value and Coast P.A. recognizes the compensation expense

	Years Ended December 31
	2003	2002	2001
Net loss, as reported	$(2,986,409)	$(3,943,797)	$(9,366,661)
Add: Stock-based employee compensation expense included in reported net loss, net of related income tax effects	62,936	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related income tax effects	(67,109)	(236,931)	(175,575)

Pro forma net loss	$(2,990,582)	$(4,180,728)	$(9,542,236)

Loss per share:
Basic—as reported	$(1.41)	$(1.89)	$(4.48)
Basic—pro forma	$(1.42)	$(2.00)	$(4.56)

     Income Taxes. Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, and are measured using the enacted tax rates and laws.

     Comprehensive Loss. Components of comprehensive loss include net loss and unrealized gains (losses) on available-for-sale investments net of income tax.

     Earnings Per Common Share. The basic earnings per common share are based on the weighted average number of common shares outstanding during each period adjusted for actual shares issued during the period. The diluted earnings per common share are equal to the basic shares plus the incremental shares outstanding as if all in-the-money options were exercised as of the end of the period. The number of incremental shares is determined using the treasury stock methodology. For the years 2003, 2002 and 2001, the weighted average number of common shares are the same for both the basic and diluted per share computation because inclusion of common stock equivalents of 136,015, 23,019, and 0 shares would have been anti-dilutive. On July 16, 2001, a one-for-three reverse stock split was approved by the Company’s shareholders and became effective on July 17, 2001. All common share and per share amounts in the accompanying 2001 financial statements (with the exception of the total number of authorized common shares which was unchanged) were adjusted to reflect the consummation of this stock split in 2001.

     Fair Value of Financial Instruments. The estimated fair value of amounts reported in the financial statements has been determined by using available market information and appropriate valuation methodologies. The carrying value of all current assets and current liabilities approximates fair value because of their short-term nature. The fair value of long-term notes receivable and long-term debt and capital leases approximates their carrying value based on market prices.

     Impairment of Long-Lived Assets. Whenever significant events or changes occur which might cause an impairment of value, the Company evaluates the recoverability of its property and equipment and intangible assets by comparing their carrying values to the estimated future undiscounted cash flows. Impairment losses are measured as the amount by which the carrying value of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of carrying value or fair value less costs to sell. See Note 6.

     New Accounting Standards. On December 31, 2002, the Statement of Financial Accounting Standards No. 148 (“SFAS No.148”) “Accounting for Stock-Based Compensation — Transition and Disclosure” was issued. SFAS 148 amends SFAS 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition to the fair value method of accounting for stock-based employee compensation. The Company implemented interim financial statements disclosure requirements of SFAS 148 in first quarter 2003 and annual financial statement disclosures in 2003. The Company will implement the SFAS 123 fair-value method of accounting for stock-based compensation in first quarter 2004 using the modified prospective adoption method of SFAS 148. Adoption of this accounting standard will not, in the Company’s opinion, have a material impact on the Company’s reported results of operations or financial position in 2004.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Effective January 1, 2002, the Company adopted SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS 144”). SFAS 144 provides a single model for accounting for long-lived assets to be disposed of by superseding SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of (“SFAS 121”), and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions (“APB 30”). Under SFAS 144, discontinued operations are measured at the lower of carrying value or fair value less costs to sell, rather than on a net realizable value basis. Future operating losses relating to discontinued operations also are no longer recognized before they occur. SFAS 144 (i) broadens the definition of a discontinued operation to include a component of an entity (rather than a segment of a business); (ii) requires long-lived assets to be disposed of other than by sale to be considered held and used until disposed; and (iii) retains the basic provisions of (a) APB 30 regarding the presentation of discontinued operations in the statements of income, (b) SFAS 121 relating to recognition and measurement of impaired long-lived assets (other than goodwill), and (c) SFAS 121 relating to the measurement of long-lived assets classified as held-for-sale. Adoption of SFAS 144 did not have any impact on the Company’s financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections (“SFAS 145”). In addition to amending or rescinding other existing authoritative pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions, SFAS 145 generally precludes companies from recording gains and losses from the extinguishment of debt as an extraordinary item. SFAS 145 also requires sale-leaseback treatment for certain modifications of a capital lease that result in the lease being classified as an operating lease. The adoption of SFAS 145 did not have any impact on the Company’s financial statements.

     Effective January 1, 2003, the Company adopted SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recorded and measured initially at fair value only when the liability is incurred rather than at the date of an entity’s commitment to an exit plan as required by Emerging Issues Task Force (“EITF”) Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The adoption of SFAS 146 did not have any impact on the Company’s financial statements.

     Effective January 1, 2003, the Company adopted FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (“FIN 45”). FIN 45 requires entities to establish liabilities for certain types of guarantees and expands financial statement disclosures for others. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The adoption of FIN 45 did not have any impact on the Company’s financial statements.

NOTE 3 – LIQUIDITY AND CAPITAL RESOURCES

     At December 31, 2003, the Company had cash and cash equivalents of $2.1 million. At December 31, 2002, the Company had cash and cash equivalents totaling $2.8 million for a year-to-year decrease of $0.7 million. This decrease was principally from the excess of capital expenditures ($1.7 million), debt service costs ($0.4 million), and cash used by operations ($0.6 million) over borrowings under our revolving credit facility ($1.8 million).

     To improve cash flows, in January 2002, the Company and Coast P.A. arranged a patient financing program through a national financial institution. This program accelerates the collection of net revenues, for those patients that elect to use the program and qualify for credit, as the financial institution pays the patient service fees within twenty-four hours, net of related discounts and brokerage fees. The credit card debt of the patient is non-recourse to Coast P.A. and the Company.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     On December 31, 2002, the Company executed a revolving line of credit facility with a commercial lender for its working capital needs, which permits borrowings of up to $2,000,000. The Company borrowed $1,760,000 under this revolving credit facility on January 2, 2003 and $1,787,000 was outstanding on December 31, 2003. This credit facility replaced the previous credit facility that expired in third quarter 2002 that the Company had not borrowed on since third quarter 2001 due to non-compliance with certain financial covenants. See Note 8 for further description of these credit facilities.

     Based upon the Company’s anticipated capital needs for operation of its business, general corporate purposes and debt service, management believes that the combination of the funds expected to be available under the Company’s current cash reserves, the $2 million line of credit and expected cash flows from operations should be sufficient to meet the Company’s funding requirements to conduct its operations and for further implementation of its growth strategy and current plans through at least 2004. Additionally, to the extent the Company’s joint Dentist Equity Model initiative with Coast P.A. is successful, management believes additional cash could become available to the Company through accelerated payment of Coast P.A. service fee receivable through improved operating performance of the Dental Centers converted to the Equity Model, the sale of certain Coast P.A. assets to Dentists for cash, or the assignment by Coast P.A. to the Company of notes receivable from Equity Doctors. However, there can be no assurance at this time that the Equity Model initiative will be successful.

     The Company has incurred losses in each of the last four years. The Company initiated certain cost reduction efforts in the second half of 2003 and has significantly expanded this to a comprehensive cost reduction and cost containment program in early 2004. The Company’s cost reduction and cost containment program include initiatives to reduce labor, occupancy, advertising, training and development and corporate general and administrative costs. As a result of these cost reduction and cost containment initiatives, the Company is optimistic it can reduce its cost structure and achieve profitability in 2004. However, there can be no assurance that these cost reduction and cost containment programs will be effective and the Company will be profitable in 2004. In the event the Company is unable to achieve profitability and generate the expected cash flows or fails to have continued access to its $2 million line of credit facility due to any financial covenant non-compliance or other events of default, the Company could face liquidity and working capital constraints, which could adversely impact future operations and growth.

NOTE 4 – SERVICE FEE RECEIVABLE FROM COAST P.A.

     The service fee receivable represents non-interest bearing indebtedness of Coast P.A. for services and support fees payable to the Company in accordance with the Services and Support Agreements. See Notes 1, 2 and 10.

     Effective June 1, 2002, the Company and Coast P.A. amended the Services and Support Agreements to change the methodology for determining the monthly services and support fee earned by the Company and to provide for Coast P.A. to grant the Company a secured interest in Coast P.A.’s trade accounts receivable for payment of services and support fees. The trade accounts receivable collateralizes a portion of the service fee receivable from Coast P.A. The remainder of the service fee receivable is unsecured and represents a concentration of credit risk. Presently, the Company expects Coast P.A. to pay the remainder of the service fee receivable due to the Company from three sources: 1) cash proceeds from the conversion of Dental Centers to the Equity Model; 2) assignment of, and subsequent collection of, notes receivable from the conversion of Dental Centers to the Equity Model; and 3) cash flows from operations.

     In connection with these conversions in 2001, 2002 and 2003 (see Note 5), total consideration raised by the Company and Coast P.A. originally totaled $1.62 million and after considering the divestiture and four Equity Doctor dissolutions, consideration raised totals $1.35 million. The Company and Coast P.A. expect to continue implementation of the Equity Model, which is expected to continue to generate cash and notes receivable consideration for Coast P.A., which can be used to pay down the service fee receivable.

     The Company evaluates the recoverability of the service fee receivable from Coast P.A. and has determined at this time that the service fee receivable is fully collectible and no valuation allowance is necessary. If Coast P.A. is not successful with the strategies outlined above, or if the financial condition of Coast P.A. changes, resulting in its inability to pay the unsecured portion of the service fee receivable, a valuation allowance may be necessary to reduce the carrying value of this asset to an amount that is less than its carrying value. The inability of Coast P.A. to pay the unsecured portion of the service fee receivable could have a material adverse effect on the Company’s financial condition.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company carries the service fee receivable from Coast P.A. as a current asset because the account turns over throughout the year as services and support fees are earned and are collected.

NOTE 5 – DENTIST EQUITY MODEL AND NOTES RECEIVABLE FROM EQUITY DOCTORS

     During the third quarter of 2001, Coast P.A., with the assistance of the Company, began the rollout of a newly developed Dentist Equity Model, whereby a dentist has the opportunity to acquire a 25% to 50% ownership interest in a Dental Center and participate in the potential profits of that Dental Center (the “Equity Model”). These transactions are structured as a sale of intangible and/or tangible assets of each Dental Center. Coast P.A. sells a portion of its intangible Dental Center assets to the dentist acquiring the interest. Coast P.A. and the dentist then contribute their respective tangible and intangible assets to a newly formed professional association. The Equity Doctor Dental Centers continue to operate under the existing Services and Support Agreement with the Company.

     The Company and Coast P.A. consummated the sale of interests in Dental Centers in accordance with the terms of the Equity Model as follows: ten (10) in 2001, six (6) in 2002 and one (1) in 2003. In fourth quarter 2002, the Company and Coast P.A. divested one Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A. In fourth quarter 2003, one of the Equity Doctors left the dental practice. Coast P.A. is evaluating whether to dissolve or sell this Equity Doctor practice. As of December 31, 2003, there are ten (10) Equity Doctor Dental Centers in operation, with the eleventh (11th) Dental Center converting to an Equity Doctor Dental Center on December 31, 2003.

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

     In connection with the three (3) conversions to the Equity Model in first quarter 2002, the Company sold tangible assets at their net book value, which approximated market value, totaling $317,000 and recognized no gain or loss on the transactions. The Company received proceeds totaling $317,000 in the form of notes receivable from dentists (of $79,000) and a receivable from Coast P.A. (of $238,000). Subsequently, Coast P.A. assigned its notes receivable of $146,000 (arising from the dentists for the purchase of Coast P.A.’s intangible assets) to the Company in exchange for a $146,000 reduction to the service fee receivable from Coast P.A.

     Effective April 2002, the Equity Model conversion was modified to allow for the sale of only the intangible assets of the Dental Centers owned by Coast P.A. and not to sell the tangible assets of the Dental Center owned by the Company.

     In connection with the three (3) Dental Centers converted to the Equity Model in second quarter 2002, Coast P.A. assigned its notes receivable of $292,500 (arising from the dentists’ purchase of Coast P.A.’s intangible assets) to the Company in exchange for a $292,500 reduction of the receivable from Coast P.A. In fourth quarter 2002, the Company and Coast P.A. divested one Dental Center and sold the business and remaining assets to the owner-dentist. The Company received $270,000 of the proceeds from this divestiture in exchange for settlement of the Equity Doctor note receivable and sale of the leasehold improvements of the leased facility assumed by the Equity Doctor as part of the transaction. The Company incurred a loss of $93,000 on this asset sale transaction. In addition, in fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A. The Company acquired property and equipment from the Equity Doctor entities and Coast P.A. with a fair value of $435,000 in satisfaction of $206,000 in Equity Doctor notes receivable and a reduction in Coast P.A. service fee receivable of $229,000.

     The Company received no proceeds from Coast P.A.’s conversion of one (1) Dental Center to the Equity Model in December 2003 as no tangible or intangible assets were sold to the Equity doctor by the Company. The Company maintains a services and support fee arrangement with this Equity Doctor Dental Center. In fourth quarter 2003, one of the Equity Doctors left the dental practice. Coast P.A. is evaluating whether to dissolve or sell this Equity Doctor practice. In December 2003, the Company exchanged the Equity Doctor note receivable from this Equity Doctor in the amount of $55,000 with Coast P.A. for a $55,000 increase in the service fee receivable.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Trade receivables incurred (or reduced) in connection with the Equity Model from Coast P.A. are classified in service fee receivable in the financial statements.

     The short-term notes receivable from Equity Doctors have an interest rate of 10% with a term of approximately three to five months. The long-term notes receivable from Equity Doctors have an interest rate of 10% with a seven-year term including a one-year interest-only period. Both the short-term and long-term notes provide for principal and interest payments monthly. As of December 31, 2003 and 2002, respectively total notes receivable due from Equity Doctors are $796,000 and $966,000 including the current portion of $132,000 and $115,000, respectively. These notes receivable are secured by a collateral interest in all of the Equity Doctor’s interest in the dental practice, are personally guaranteed by the Equity Doctors and a key-man life insurance policy is in place with the Company as a co-beneficiary. These secured notes receivable represent a concentration of credit risk. The Company evaluates the recoverability of these secured notes receivable and has determined at this time that these secured notes receivable are fully collectible and no valuation allowance is necessary.

NOTE 6 – DENTAL CENTER CLOSINGS AND IMPAIRMENT CHARGES

     Dental Center Closings, Consolidations and Relocations. The Company and Coast P.A. continuously evaluate the performance of the Dental Centers and dental practices. During 2003, 2002 and 2001, decisions were made to close and/or consolidate into other locations a total of seventeen (17) Dental Centers and in addition, in 2002, to relocate one Dental Center to a newer and larger facility to support the continued growth of that Dental Center. Locations selected for closure or consolidation were under-performing and certain of which had lease expirations in the near future. The Company believes that closing under-performing Dental Centers will improve the overall financial performance of the Company while allowing management to focus its efforts on improving the performance at the remaining Dental Centers.

     The closings, consolidations and relocations in fiscal years 2003, 2002 and 2001 were as follows: one (1) in 2003 (in fourth quarter 2003); eight (8) in 2002 (of which two (2) were in fourth quarter 2002), one (1) relocation in 2002; eight (8) closings or consolidations in 2001 (all of which were in fourth quarter 2001). Of the seventeen (17) facilities closed or consolidated over the three year period ending December 31, 2003, fifteen (15) were previously acquired Dental Centers with acquired intangible asset values and two (2) were internally developed Dental Centers without any acquired intangible asset values.

     In connection with the fiscal year 2003 closure, the Company recognized a non-cash charge of approximately $0.3 million in fourth quarter 2003 to provide for the related asset impairments (fixed assets, lease hold improvements and intangible assets). The Company terminated the lease with no remaining lease obligation. In fiscal year 2003, the Company reopened one of it’s previously closed Dental Centers and reversed the accrual for the remaining lease obligations.

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

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

The activity in the related accrued Dental Center closing expense is as follows:

	December 31,
	2003	2002
Accrued expense – beginning of year	$722,855	$420,304

Closing and relocation charge –current year	336,265	2,707,819
Closing and relocation charge –revision to prior year	(169,619)	(82,995)

Subtotal – Closing and relocation charge	166,646	2,624,824
Write off of tangible and intangible assets	(346,310)	(2,061,211)
Payments	(215,637)	(261,062)

Accrued expense – end of year	$327,554	$722,855

     The Dental Center closing accrual at December 31, 2003 includes $115,629 for the Dental Centers closed in 2001, $211,925 for the Dental Centers closed in 2002, and $0 for the Dental Centers closed in 2003. The Company closed one Dental Center in January 2004, and recognized a non-cash charge of approximately $114,000 in first quarter 2004.

     Asset Impairment Charges. The Company evaluates the recoverability of its investment in long-lived tangible and intangible assets at the Dental Center level using estimated undiscounted future cash flows. As a result of this evaluation in 2003, no Dental Centers were considered impaired; however in 2002, three (3) Dental Centers were impaired. An impairment charge of $1.3 million was recorded in 2002 after comparing the estimated fair value of the Dental Centers on a discounted cash flow basis to their carrying values. In addition, an impairment charge of $0.3 million was recorded in 2002 to reduce to realizable value of certain surplus dental equipment and certain other equipment.

     As a result of this evaluation in 2001, one (1) Dental Center was impaired. An impairment charge of $0.95 million was recorded in 2001 after comparing the estimated fair value of the Dental Center on a discounted cash flow basis to its carrying value.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 7 – LONG - LIVED ASSETS

     The Company’s property and equipment, net consists of the following:

	December 31,
	2003	2002
Furniture, fixtures and equipment	$16,298,463	$15,671,562
Leasehold improvements	12,850,002	12,338,898
Leased equipment	319,349	121,168

	29,467,814	28,131,628
Less accumulated depreciation	(17,726,618)	(14,395,020)

	11,741,196	13,736,608
Construction in progress	180,851	29,100

Total	$11,922,047	$13,765,708

     Depreciation expense was $3,584,335, $3,668,891, and $3,712,302 for the years ended December 31, 2003, 2002, and 2001, respectively. During 2002 and 2001, the Company sold property and equipment with a net book value of approximately $317,000 and $833,000, respectively, in connection with the Equity Model. Of this total, property and equipment with net book values of approximately $238,000 (in 2002) and $580,000 (in 2001); and $79,000 (in 2002) and $253,000 (in 2001) were sold to Coast P.A. and selected dentists, respectively. These assets were sold at market value, which approximated the net book value and therefore, no gain or loss was recorded on these transactions.

     In fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A. The Company acquired property and equipment from the Equity Doctor entities and Coast P.A. with a fair value of $435,000.

     The Company’s acquired intangible assets consist of the following (in thousands):

	As of December 31, 2003		As of December 31, 2002
	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization
Amortized intangible assets
Non-compete agreements	$1,124	$(968)	$1,123	$(841)
Dental Service agreements	13,061	(3,952)	13,432	(3,484)

Total	$14,185	$(4,920)	$14,555	$(4,325)

Aggregate Amortization Expense:

     For the years ended December 31, 2003, 2002 and 2001, aggregate amortization expense for acquired intangible assets was $665,000, $779,000 and $899,000, respectively.

Estimated Amortization Expense:

For the year ended December 31, 2004	$643
For the year ended December 31, 2005	$557
For the year ended December 31, 2006	$522
For the year ended December 31, 2007	$522
For the year ended December 31, 2008	$522

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 8 – DEBT AND CAPITAL LEASE OBLIGATIONS

     The Company’s debt obligations consist of the following:

	December 31,
	2003	2002
Revolving line of credit	$1,786,817	$—

Notes payable issued in connection with various acquisitions with varying installments at interest rates ranging from 8.0% to 9.0%	$—	$90,598
Total long term debt	—	90,598
Less current maturities	—	(90,598)

Long-term debt, excluding current maturities	$—	$—

     Through November 4, 2002, the Company had a $5 million revolving line of credit with a commercial bank, Bank of America, N.A. The credit facility was originally in the amount of $20 million and was amended to reduce the credit line to $5 million in 2001. This revolving credit facility matured November 4, 2002, and bore interest at LIBOR plus a margin percentage ranging from 1.25% to 1.75%. Under terms of a 2001 amendment, no funds would be available until the Company met certain financial performance levels. As of December 31, 2001 and through the date of expiration of the credit facility in November 2002, the Company did not meet the financial performance measures required to be able to draw on the credit facility. Accordingly, as of December 31, 2001, and through November 2002, the Company had no outstanding borrowings from this facility.

     On December 31, 2002, the Company closed on a $4 million Revolving Credit, Term Loan and Security Agreement with a commercial lender, CapitalSource Finance, LLC (“Capital Source”) that included a $2 million revolving line of credit and a $2 million term loan. The Company did not draw on the revolving line of credit at closing; therefore, there were no borrowings as of December 31, 2002. The Company did draw $1,760,000 for working capital purposes on January 2, 2003 and $1,787,000 was outstanding on December 31, 2003. As of December 31, 2003, the Company was not in compliance with certain financial covenants. On February 6, 2004, the Company and CapitalSource executed a Waiver and First Amendment to the credit agreement to reset certain financial covenants; waive non-compliance with certain financial covenants and extend the term of the credit facility by one year to December 31, 2006. The Company is in compliance with the credit agreement, as amended.

     The term loan portion of the credit facility could only be accessed to finance the buyback of the Company’s common stock and only through June 1, 2003 (see Note 14). The Company did not elect to borrow any funds under the term loan portion of the credit facility by June 1, 2003; accordingly, this portion of the credit facility is no longer available to the Company.

     The $2 million revolving credit facility bears interest at the prime rate plus 2.25%, but not less than 7.0%. The interest rate in effect throughout 2003 was 7.0%. This revolving line of credit is secured by substantially all of the Company’s assets, requires the Company to meet certain financial covenants and comply with customary affirmative and negative covenants including a restriction on the payment of any cash dividends. There is a commitment fee for the unused portion of the revolving line of credit of 1.00%, and a collateral management fee of 1.26%. At closing on December 31, 2002, a commitment fee was paid totaling $60,000 comprised of 1.00% on the $2 million revolving credit facility and 2.00% on the $2 million term loan credit facility. Should the Company terminate the revolving line of credit facility in 2004, an early termination fee of $60,000 is due and $40,000 is due if terminated in 2005 or 2006. An investment banking firm affiliated with a director of the Company assisted the Company in securing the CapitalSource loan and earned investment banking fees, which were paid in first quarter 2003 (see also Note 10). Under terms of the commitment letter from CapitalSource, the Company agreed to reimburse the lender for certain costs and expenses. The Diasti Family Limited Partnership, a related party (see Note 10), paid a $50,000 deposit toward such costs in December 2002. After the loan facility was closed, the Company reimbursed the Diasti Family Limited Partnership the $50,000 in January 2003.

     The revolving credit agreement includes a lockbox arrangement whereby cash collections are required to be deposited with CapitalSource on a daily basis to paydown the revolving line of credit and the Company borrows under the revolving line of credit on a daily basis. Under this arrangement, the Company does not have the ability to avoid using working capital to repay amounts outstanding under the revolving credit facility. Accordingly, the Company has classified borrowings under the revolving line of credit as short-term debt.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     The Company’s capital lease obligations are as follows:

	December 31,
	2003	2002
Capital lease obligations, at varying interest rates of imputed interest From 0% to 15%, collateralized by fully amortized leased equipment	$150,145	$105,681
Less current portion	(52,342)	(27,327)

Capital lease obligations, net of current portion	$97,803	$78,354

     Scheduled payments on capital lease obligations and debt as of December 31, 2003 are as follows:

	Capital Lease	Long-Term
	Obligations	Debt
2004	$65,553	$—
2005	65,553	—
2006	41,610	—
Thereafter	—	—

Total lease payments	$172,610	$—
Less: Amount representing interest(1)	22,571	—

Present value of lease payments(2)	$150,145	$—

(1)	Amount necessary to reduce capital lease payments to present value calculated at the Company’s incremental borrowing rate at the inception of the leases.

(2)	Reflected in the balance sheet as current and noncurrent obligations under capital leases of $97,803 and $52,342, respectively.

NOTE 9 – INCOME TAXES

     For the years ended December 31, 2003, 2002 and 2001, respectively, the income tax benefit consisted of the following:

	2003	2002	2001
Current
Federal	$66,227	$1,026,629	$336,222
State	—	—	2,787

Total current income tax (expense) benefit	66,227	1,026,629	339,009

Deferred:
Federal	—	—	(160,360)
State	—	—	(24,299)

Total deferred income tax (expense) benefit	—	—	(184,655)

Total current and deferred	$66,227	$1,026,629	$154,354

     The components of deferred tax assets (liabilities) as of December 31, 2003 and 2002, respectively, are as follows:

	December 31,
	2003	2002
Deferred tax asset:
AMT credit carryforward	$687,222	$753,449
Net operating loss carryforwards	1,327,552	302,563
Accrued Dental Center closing costs	121,740	261,388
Basis difference in fixed assets and intangible assets	496,776	506,478
Impairment reserves	600,401	462,726
Other accrued expenses	345,032	990,268

Total deferred tax asset	3,578,722	3,276,872
Less: Valuation allowance	(3,578,722)	(3,276,872)

Net deferred tax asset	$—	$—

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     A reconciliation of the statutory federal income tax rate to the Company’s effective income tax rate as of December 31, 2003, 2002 and 2001 respectively, is as follows:

	December 31,
	2003	2002	2001
Statutory federal rate	34.0%	34.0%	34.0%
State income taxes, net of federal income tax benefit	—	—	(0.2)
Tax exempt interest income	—	—	0.6
Non deductible expenses	(20.34)	(11.3)	(0.6)
Change in valuation allowance	(9.82)	(3.9)	(32.9)
Miscellaneous	(1.68)	1.9	0.7

Effective tax rate	2.16%	20.7%	1.6%

     For the years ended December 31, 2003, 2002 and 2001, federal net operating losses were $3.0 million, $0.2 million and $4.8 million, respectively. These federal net operating loss carryforwards will expire if unused by December 31, 2023.

     For the years ended December 31, 2003, 2002 and 2001, the state net operating loss carryforwards were $9.0 million, $6.3 million and $6.8 million, respectively. These state net operating loss carryforwards will expire if unused by December 31, 2023.

     In 2002, the Company generated an AMT net operating loss of $877,000. The Company carried back the AMT net operating loss to tax year 1998. In 2003, the Company identified additional AMT net operating losses available for carryback. The additional AMT net operating losses resulted in a refund of approximately $66,000 that the Company has recorded this year.

     On March 9, 2002, the Job Creation and Worker Assistance Act of 2002 (“Act”) was signed into law. This Act contains a provision that enabled the Company to carry back a substantial portion of its net operating losses to tax years 1997 and 1998 and file for additional refunds of federal income taxes previously paid of $888,000. The total income tax refund filed for tax years 1997, 1998 and 1999 in April 2002 was $1,241,000. The Company collected the income tax refund in second quarter of 2002. The effect of the change in tax law has been recorded as a reduction in the deferred tax asset, a reduction in the valuation allowance and recognition of a tax benefit and an increase in income tax receivable of $888,000 in the first quarter 2002, when the law was enacted. The 2002 income tax benefit of $1,027,000 includes the $888,000 tax benefit from the change in law when enacted as well as an income tax benefit of $139,000 for 2002 for the AMT net operating loss that was carried back.

     The Company incurred a federal tax net operating loss in 2003, 2002 and 2001. As a result of the three year history of net operating losses, the Company can not conclude that the realization of the deferred tax asset is more likely than not, but will re-evaluate the amount of the valuation allowance on an ongoing basis. Accordingly, the Company has provided a full valuation allowance on its remaining net deferred tax asset.

NOTE 10 – RELATED PARTY TRANSACTIONS

     The Audit Committee of the Board of Directors, comprised of independent directors, reviews and approves the Company’s related party relationships and transactions.

     Services and Support Agreements with Coast P.A. The Company has agreements to provide services and support to the dental practices operated by Coast P.A. Currently the Company’s only source of net revenue are the services and support fees charged to Coast P.A. under these agreements. Adam Diasti, D.D.S., a Director, President and a majority shareholder of the Company, is the sole owner of Coast P.A. See Note 1 for a further description of the relationship with Coast P.A. and Notes 1 and 4 for description of the amendments to the Services and Support Agreements in 2002. There were no changes to the Services and Support Agreements in 2003.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Agreement with Adam Diasti, D.D.S. The Company has an agreement with Adam Diasti, D.D.S., pursuant to which Dr. Diasti has agreed to sell all of his shares of Coast P.A. stock to a licensed dentist designated by the Company if certain events occur. Dr. Diasti is a Director and President and the majority stockholder of the Company. The purchase price under the agreement, if the certain event should occur, will be the fair market value of Dr. Diasti’s shares of Coast P.A.’s stock. The Company has no financial interest in Coast P.A., nor would it benefit financially from any sale of Coast P. A. stock.

     Accounts Receivable from Coast P.A. As of December 31, 2003, the balance of the service fee receivable from Coast P.A. was approximately $20.0 million. This amount is directly attributable to services and support fees earned. Also, the Company, from time-to-time, has advanced funds under the Services and Support Agreements to Coast P.A. for operations, or when Coast P.A. was acquiring dental practices, advanced funds for acquisitions of existing dental practices. A portion of the service fee receivable is unsecured and represents a concentration of credit risk and exposes the Company to risk of loss for these amounts should Coast P.A. be unable to pay its debts. This receivable is considered fully collectible and no bad debt allowance has been provided. See further discussion in Note 4 regarding the service fee receivable from Coast. P.A.

     Note Receivable from Coast P.A. The Company periodically advances funds to/from Coast P.A. These advances to and from Coast P.A. are reflected on the balance sheet as a note receivable from Coast P.A. for approximately $0.2 million at December 31, 2002. This note receivable is non-interest bearing and is due upon demand. In December 2003, Coast P.A. paid off the note receivable.

     Loans to Majority Stockholders. Through June 30, 2002, the Company periodically advanced funds to the majority stockholders. Advances to the majority stockholders, and affiliates of the majority stockholders, shown on the balance sheet in Other Assets are non-interest bearing and were approximately $182,000 at December 31, 2003 and 2002.

     Stock Option Grants to Affiliated Professionals and Stock Option Receivable from Coast P.A. Pursuant to the Company’s Affiliated Professionals Stock Plan, the fair value of the Company’s stock options granted to affiliated dental professionals employed by Coast P.A. are charged to Coast P.A. and reimbursed to the Company. Upon the departure or termination of a dental professional from Coast P.A., any options previously granted that are forfeited by the dental professional pursuant to the terms of the affiliated professional stock plan, revert to Coast P.A. for reissuance to new dental professionals. As a result of such forfeitures, Coast P.A. currently holds options to purchase 174,486 shares of the Company’s common stock at exercise prices ranging from $2.45 per share to $76.13 per share. At December 31, 2003 and 2002, the Company has recorded a stock option receivable from Coast P.A. as a reduction of stockholders’ equity in the amount of $2.5 million for amounts due for the stock option grants to the Affiliated Professionals Stock Plan. This stock option receivable represents the fair value of the options issued to the dental professionals employed by Coast P.A. and is reimbursable to the Company from Coast P.A. See Note 12 for a further description of the plan. This stock option receivable is considered fully collectible and no bad debt allowance has been provided.

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

     The Company and Coast P.A. consummated the sale of interests in Dental Centers in accordance with the terms of the Equity Model as follows: ten (10) in 2001; six (6) in 2002; and one (1) in 2003. In fourth quarter 2002, the Company and Coast P.A. divested one Dental Center and sold the business and remaining assets to the owner-dentist. In addition, in fourth quarter 2002, the Company, Coast P.A. and four owner-dentists dissolved four of the Equity Model Dental Centers and the dentists remained in the practice and became employees of Coast P.A. As of December 31, 2003, there are ten (10) Equity Doctor Dental Center in operation, with the eleventh (11th) Dental Center converting to an Equity Doctor Dental Center on December 31, 2003. In fourth quarter 2003, one of the Equity Doctors left the dental practice. Coast P.A. is evaluating whether to dissolve or sell this Equity Doctor practice. In December 2003, the Company exchanged the Equity Doctor note receivable from this Equity Doctor in the amount of $55,000 with Coast P.A. for a $55,000 increase in the service fee receivable. See Note 5 for further discussion of the conversion of the Dental Centers to the Equity Model.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Supply Agreement. The Company entered into a Supply Agreement for the purchase of dental products and supplies dated September 27, 2000 with edentaldirect.com, Inc. Tim Diasti, a majority stockholder of the Company, and at that time an officer, director and shareholder of edentaldirect.com, Inc., is the brother of Terek Diasti and Adam Diasti. The Company’s executive officers and directors, Terek Diasti and Adam Diasti, and its director, Donald R. Millard, are also shareholders of edentaldirect.com, Inc. In third quarter 2003, the ownership structure of edentaldirect.com, Inc. was revised. Tim Diasti’s ownership percentage in edentaldirect.com, Inc., was reduced to less than 20% and Tim Diasti is no longer an officer of edentaldirect.com, Inc., but remains a director of that company. In third quarter 2003, Terek Diasti was appointed to the board of directors of edentaldirect.com, Inc. During 2003 2002 and 2001, the Company paid edentaldirect.com, Inc. approximately $3,432,000, $4,034,000, and $1,380,000, respectively, for dental products and supplies, which represents 66%, 70% and 37% of the Company’s total supply purchases for such periods. At December 31, 2003 and 2002, the Company owed edentaldirect.com approximately $278,000 and $212,000, respectively, for the purchase of dental products and supplies, which is included in Accounts Payable in the accompanying balance sheet. In 2002, the Company began purchasing Celara brand denture systems from edentaldirect.com, Inc., that are produced by Dentovations, Inc., which is 50% owned by the Diasti Family Limited Partnership (a related party). The Company’s purchases of Celara denture systems totaled $28,000 and $22,000 in 2003 and 2002, respectively.

     Dental Lab Products. In third quarter 2002, the Company began purchasing a portion of its dental lab products from Summit Dental, Inc. d/b/a Global Prosthetic Services (“GPS”). GPS is 51% owned by the sister and brother-in-law of Terek Diasti and Adam Diasti. Terek Diasti and Adam Diasti are directors of GPS. Terek Diasti has personally guaranteed the real property lease for the space used by GPS to conduct its operations. During 2003 and 2002, payments by the Company to GPS totaled $1,014,000 and $214,000, respectively, which represented 19% and 4% of the Company’s lab product cost. Coast P.A. and the Company have negotiated preferred pricing from several lab suppliers, including GPS. Coast P.A. dentists (and not Coast P.A. or the Company) select the lab that each crown, bridge or denture case is sent for preparation. Accordingly, the amount of business done with GPS is based on the preferences of the 150 Coast P.A. dentists for completion of their crown, bridge and denture lab cases.

     Split Dollar Life Insurance Arrangement. In February 1998, the Company entered into split-dollar key man life insurance arrangements with executive officers and directors Terek Diasti and Adam Diasti. Pursuant to the terms of the agreements, the Company lends the money to pay the annual premiums and has received collateral assignments of some of the proceeds of the life insurance policies to secure repayment of the loans. Upon the death of the covered person, the Company is entitled to receive repayment of the loans from the life insurance proceeds. In 2001, the Company loaned $56,000 and $87,000 to Terek Diasti and Adam Diasti, respectively, for the premiums on the life insurance policies. There were no loans from the Company to fund the policies in 2002 or 2003. The Company has the ability to unilaterally cancel the policies on 30 days notice and receive the lesser of the cash surrender value or the amounts loaned. The total of these non-interest bearing receivables reflected as Other Assets in the Balance Sheet at December 31, 2003 and 2002 is $1,082,000 and $1,020,000, respectively, net of valuation allowances of $820,000 and $882,000 on the net realizable value of the underlying the cash surrender value of the split dollar life insurance policies. In 2002, the Company redeemed the cash surrender value of life insurance for two former officers of the Company and collected cash proceeds of $380,000. The change in the unrealized gain or loss for the years ended 2003, 2002 and 2001 was $107,000 (gain); $377,000 (loss) and $238,000 (loss) and is recorded in General and Administrative Expenses in the accompanying Statement of Operations.

     Legal Services. Darrell C. Smith, a partner in the law firm of Shumaker, Loop & Kendrick, LLP, was a director of the Company from March 2002 to May 2003. This firm has served as general counsel to the Company for several years. In 2003 and 2002, the Company paid the law firm fees totaling $600,000 and $477,000, respectively, for services rendered.

     Investment Banking Services. Geoffrey L. Faux, a partner in the investment-banking firm of Harpeth Capital, LLC, was a director of the Company from March 2002 to May 2003. Harpeth Capital, LLC assisted the Company in securing its financing with CapitalSource and was paid fees of $40,000 in first quarter 2003 for these services, which was accrued at December 31, 2002. Caymus Partners, LLC (formerly Harpeth Capital, LLC) was paid fees of $10,000 for consulting services in 2003 after Mr. Faux was no longer a member of the board of directors.

     Patient Financing – Brokerage Fees. Coast P.A. offers private label credit card financing to its patients through a national bank. The program is non-recourse to Coast P.A. eHealthCredit.com, Inc. (“eHealth”) markets the credit card program and is paid a brokerage fee by the Company. The Diasti Family Limited Partnership (the majority stockholder of the Company) and Darrell C. Smith (a director of the Company from March 2002 to May 2003) own 90% and 5%, respectively, of eHealth. In 2003 and 2002, brokerage fees earned by eHealth were $307,000 and $222,000, respectively, for this program. In addition, the bank

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

assessed a penalty fee if the volume of patient financing was below specified target levels. The bank billed eHealth for these penalty fees and eHealth in-turn billed the Company for these penalty fees. Payments to eHealth for these penalty fees were $15,000 in 2003 and $60,000 in 2002, respectively. In July 2003, the Company, eHealth and the bank terminated the penalty fee provision relating to patient financing volume. The Company has entered into a guaranty with the bank pursuant to which it has agreed to guarantee and become a surety for eHealth’s obligations under the credit card program. eHealth’s obligations to the bank would be for the unamortized cost of credit card approval machines, if any, should Coast P.A. return any machines to the bank within the period of the agreement. At inception of the program, eHealth’s maximum obligation was $69,000. Although the credit card program brokerage fee received by eHealth was previously required to be split between eHealth and Adenta Patient Financing, LLC (“Adenta”), a company owned in part by Diasti Holdings, LLC (also an affiliate of Coast Dental), both Adenta and Diasti Holdings, LLC are in dissolution. No fees have been paid by either the Company or Coast P.A. to Adenta or Diasti Holdings, LLC. Adenta was an additional named insured on the Company’s property and casualty insurance policies through third quarter 2002. Estimated annual premiums for inclusion on Adenta on these insurance policies was $2,100.

     In 2003, eHealth arranged a sub-prime financing program for patients of Coast P.A. with lower credit scores and eHealth is paid a brokerage fee by the third party sub-prime lender from the financing fees paid by the Company to the third party sub-prime lender. The program is non-recourse to Coast P.A.

     Loan from Diasti Family Limited Partnership. In connection with the proposed stock buyback, which was not completed (see Note 14), the Company entered into a credit agreement with the Diasti Family Limited Partnership in February 2003 for the Diasti Family Limited Partnership to loan the Company up to $3,400,000 at an annual interest rate of 5.00% to finance a buyback of the Company’s common stock. The Company has not borrowed any funds under this credit agreement. The loan would have been due in five years from the date of inception. Subject to the approval of the Company’s senior lender, CapitalSource, the loan is secured by a second priority lien on all of the Company’s assets. See further discussion of the proposed stock buyback in Note 14.

     Loan Guarantee. In connection with the proposed stock buyback, which was not completed (see Note 14), a loan guarantee was to have become operative. Had there been a successful completion of a buyback of substantially all of the Company’s outstanding common stock and drawing on the $2 million Capital Source term loan, the Diasti Family Limited Partnership and Coast P.A. were to have guaranteed certain indebtedness of the Company under the $4 million credit facility with CapitalSource. See further discussion of the proposed stock buyback in Note 14.

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

NOTE 11 – COMMITMENTS AND CONTINGENCIES

     The Company leases space for operation of its Dental Centers, primarily under non-cancelable operating leases, for generally a five to seven year term with renewal options. Dental Center Occupancy expense includes rent expense for these leased facilities totaling $4,730,000, $4,719,000, and $5,187,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

     Future minimum payments under non-cancelable leases are as follows:

Future Minimum
Years Ended December 31,	Lease Payments
2004	$4,844,000
2005	4,154,000
2006	3,045,000
2007	2,265,000
2008	1,541,000
Thereafter	53,000

Total	$15,902,000

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

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

     The Company previously disclosed that it is a party to employee-related matters, two of which are collective action complaints. Settlements have been reached for three such matters with a maximum cost to the Company totaling $1,003,000 (including plaintiff’s legal fees and expenses). For one of these matters, the number of participating employees and former employees was less than expected and the total settlement cost was $233,000 less than the maximum cost. Accordingly, the Company reduced its estimated accrual for legal matters by $233,000 in first quarter 2003, thereby reducing its total maximum cost to $770,000. As of December 31, 2003, the Company paid $770,000 and have concluded all three matters.

     The Company is a business services company that provides comprehensive business services and support to general dentistry practices and it does not provide or perform dental services. The dental services are provided to patients solely by licensed dentists and dental hygienists employed by, our client, Coast P.A. The Company is named as a party in several professional liability matters brought by patients against Coast P.A. However, the Company does not expect to have any liability exposure because it does not provide or perform dental services. Furthermore, the Company has never been found liable in a professional liability lawsuit for dental services provided by a dental professional. However, there can be no assurance that in the future a court of law will not find the Company liable in a professional liability lawsuit.

     While the outcome of the pending legal and administrative proceedings and other claims cannot be predicted with certainty, management does not expect the pending matters to have a material adverse effect on the financial position, results of operations or cash flows of the Company. At year end 2002 and 2001, the Company accrued amounts it believed were appropriate at that time with respect to the pending and settled legal and administrative proceedings and other claims based upon discussions with legal counsel and the nature and present status of such proceedings. The Company intends to vigorously defend its positions in any pending matters.

NOTE 12 – STOCKHOLDERS’ EQUITY

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

     The following tables summarize the stock option transactions for the Affiliated Professionals Plan and the Incentive Plan for the three years ended December 31, 2003. The tables for 2001 reflect the retroactive adjustment for the one-for-three reverse stock split that was consummated during 2001.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

     Professionals Plan (For Affiliated Dental Professionals):

			Weighted
	Number of		Average
	Shares	Range Per Share	Exer. Price
Outstanding as of January 1, 2001	182,375	$5.25 - $89.25	$15.75
Granted	98,300	$2.55 - $ 3.14	$2.88
Forfeited	(26,250)	$3.14 - $76.13	$17.71

Outstanding as of December 31, 2001	254,425	$2.55 - $89.25	$10.71
Exercisable as of December 31, 2001	83,775
Granted	33,465	$2.45 - $ 3.11	$2.71
Forfeited	(26,423)	$2.45 - $76.13	$10.93

Outstanding as of December 31, 2002	261,467	$2.45 - $89.25	$9.66
Exercisable as of December 31, 2002	277,863
Granted	—
Exercised	(37,985)	$2.55 - $ 7.32	$4.61
Forfeited	(25,828)	$2.45 - $76.13	$10.93

Outstanding Dental Professionals	197,654	$2.45 - $89.25	$9.35
Outstanding Coast P.A	174,486	$2.45 - $76.13	$12.14

Total outstanding as of December 31, 2003	372,140	$2.45 - $89.25	$10.56
Exercisable as of December 31, 2003	176,726

     The fair value of the options at December 31, 2003, 2002 and 2001, totaling $2,541,183, $2,541,183, and $2,453,206, respectively, issued to the dental professionals employed by Coast P.A. is due from Coast P.A. The stock option receivable from Coast P.A. is deducted from the equity accounts of the Company in arriving at total stockholders’ equity in the accompanying Balance Sheet. Stock options forfeited by dental professionals revert to Coast P.A. under their original terms. As a result of such forfeitures, Coast P.A. currently holds options to purchase 174,486 shares of the Company’s common stock at exercise prices ranging from $2.45 per share to $76.13 per share.

     Incentive Plan (For Directors and Employees):

			Weighted
	Number of		Average
	Shares	Range Per Share	Exer. Price
Outstanding as of January 1, 2001	197,042	$4.59 - $91.50	$19.14
Granted	—
Forfeited	(50,570)	$4.59 - $76.13	$17.61

Outstanding as of December 31, 2001	146,472	$4.59 - $91.50	$19.81
Exercisable as of December 31, 2002	88,467
Granted	198,833	$2.25 - $ 5.27	$2.93
Forfeited	(50,323)	$2.25 - $76.13	$8.42

Outstanding as of December 31, 2002	294,982	$2.25 - $91.50	$10.38
Exercisable as of December 31, 2002	90,905
Granted	—
Exercised	(47,887)	$2.25 - $6.189	$3.58
Forfeited	(100,993)	$2.93 - $76.13	$15.61
Outstanding as of December 31, 2003	146,102	$2.39 - $85.88	$7.94
Exercisable as of December 31, 2003	52,188

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

	Options Outstanding			Options Exercisable
		Remaining Life	Exercise Price		Exercise Price
Ranges of		In Years	Weighted		Weighted
Exercise Price	Shares	(Weighted Average)	Average	Shares	Average
under $10.00	128,931	5.70	$2.27	34,999	$3.77
$10.01 to $20.00	1,301	5.67	$13.50	1,301	$13.50
$20.01 to $30.00	7,070	4.24	$26.85	7,070	$26.85
$30.01 to $40.00	382	3.23	$36.69	382	$36.69
$40.01 to $50.00	2,342	3.93	$45.11	2,342	$45.11
$50.01 to $60.00	460	4.45	$54.38	460	$54.38
$60.01 to $70.00	816	4.39	$68.29	816	$68.29
$70.01 to $80.00	4,585	4.70	$75.50	4,585	$75.50
$80.01 to $90.00	233	3.80	$85.88	233	$85.88

Total	146,102			52,188

     The weighted average remaining contractual life for the options outstanding as of December 31, 2003, for both plans, is approximately 8 years.

NOTE 13 – BENEFIT PLANS

     The Company has a 401(k) Retirement Savings Plan (the “401(k) Plan”) covering substantially all employees. Matching employer contributions, if any, are set at the discretion of the Board of Directors or the applicable committee thereof. For the years ended December 31, 2003, 2002 and 2001, respectively, there were no Company matching contributions.

NOTE 14 – SELF TENDER OFFER

     On March 4, 2003, the Company initiated a self-tender offer to purchase all of the outstanding shares of its common stock for $4.50 per share. The self-tender offer expired on April 14, 2003. A total of 51 shareholders tendered 11,537 shares by the expiration date. The Company accepted for purchase and payment all of the shares that were validly tendered for a total purchase price of approximately $52,000. The Company incurred approximately $715,000 in costs and expenses in connection with the self-tender offer in the first and second quarters of 2003 which are included in General and Administrative Expenses in the accompanying 2003 Statement of Operations.

NOTE 15 – SUBSEQUENT EVENTS (UNAUDITED)

     The Company closed one Dental Center in January 2004 and recognized a non-cash charge of approximately $114,000 in first quarter 2004.

     On February 6, 2004, the Company executed a Waiver and First Amendment to the CapitalSource credit agreement to reset certain financial covenants; waive non-compliance with certain financial covenants and extend the term of the credit facility by one year to December 31, 2006. The Company is in compliance with the credit agreement, as amended.

COAST DENTAL SERVICES, INC.
NOTES TO FINANCIAL STATEMENTS — (Continued)

NOTE 16 – QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

     The following table sets forth the Company’s results of operations for the periods indicated:

Quarter Ended	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
Net revenue	$14,219,142	$14,566,885	$14,569,606	$13,060,162
Gross profit	$2,206,353	$2,355,940	$1,973,450	$1,022,064
Net (loss)	$(395,697)	$(324,229)	$(358,784)	$(1,907,699)
Net (loss) per common share:
Basic	$(0.19)	$(0.15)	$(0.17)	$(0.90)
Diluted	$(0.19)	$(0.15)	$(0.17)	$(0.90)

Quarter Ended	March 31, 2002	June 30, 2002	September 30, 2002	December 31, 2002
Net revenue	$13,570,504	$14,240,330	$14,728,596	$13,424,504
Gross profit	$2,295,134	$2,320,732	$1,950,990	$1,229,211
Net income/(loss)	$1,150,020	$23,957	$(2,042,334)	$(3,075,440)
Net income/(loss) per common share:
Basic	$0.55	$0.01	$(0.98)	$(1.47)
Diluted	$0.55	$0.01	$(0.98)	$(1.47)

     The increase in the net loss and net loss per common share for the quarter ending December 31, 2003 is due in part to the decrease in the number of days that doctors and hygienists worked at Coast, P.A. around the “holiday season”. Coast P.A. has traditionally experienced its highest volume of patient visits during the first quarter of the year and its lowest volume of patient visits in the summer and in the fourth quarter during the “holiday season”. Individual Dental Centers typically experience increased patient visits during the period from January through March, when the population of Florida increases for the winter, and decreased patient visits during the summer months and during the fourth quarter “holiday season”. In addition, a charge of $336,000 was taken in fourth quarter 2003 for the closure of one Dental Center as well as costs incurred for training and development programs held in fourth quarter 2003.

     The net loss and net loss per common share for the quarter ending September 30, 2002 is due in part to the Dental Center closings charge and increase in the valuation allowance on the receivables related to the cash surrender value of key-man life insurance, which was recorded in September 2002. The impact of these charges on net loss and net loss per share was approximately $(1.9) million and $(0.93) per share, respectively.

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

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     We carried out an evaluation (the “Evaluation”), under the supervision and with the participation of our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures (“Disclosure Controls”) as of the end of the period covered by this report. Based on the Evaluation, our principal executive officer and principal financial officer concluded that our Disclosure Controls are adequate and effective to ensure that information required to be disclosed in our periodic Securities and Exchange Commission reports is recorded, processed, summarized and reported on a timely basis.

Changes in Internal Controls

     We have also evaluated our internal controls for financial reporting, and there were no changes in our internal controls during the last quarter of the year ended December 31, 2003 that has materially affected, or is reasonably likely to affect, our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

     Our management, including our principal executive officer and principal financial officer, does not expect that our Disclosure Controls and internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management or board override of the control.

     The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls way become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

Certifications

     In Exhibits 31.1 and 31.2 of this report, there are Certifications of the principal executive officer and the principal financial officer. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (“the Section 302 Certifications”). This Item of this report, which you are currently reading is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

Item 10. Directors and Executive Officers of the Registrant

     Code of Ethics. We have adopted a written code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, or persons performing similar functions, as required under Section 406 of the Sarbanes-Oxley Act of 2002, the rules of the Securities and Exchange Commission and the rules of the Nasdaq Stock Market. A copy of the code of ethics is posted on and publicly available on our internet website at www.coastdental.com under “Investor Relations-Corporate Governance”. If there are any amendments to, or any waivers of, this code of ethics we intend to promptly disclose the nature of any such amendment or waiver on our website. The information contained on our website is not intended to be part of this annual report on Form 10-K.

     The remaining information required by this Item is incorporated herein by reference to the information under the headings “Management - Directors and Executive Officers” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2004

Item 11. Executive Compensation

     The information required by this Item is incorporated herein by reference to the information under the headings “Management — Compensation of Executive Officers and Directors” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2004

Item 12. Security Ownership of Certain Beneficial Owners and Management

Equity Compensation Plan Disclosure

     The following table summarizes our equity compensation plans as of December 31, 2003:

	Number of Shares to be Issued Upon		Number of Shares Available for
	Exercise of	Weighted-Average Exercise	Future Issuance Under Equity
Plan Category	Outstanding Options	Price of Outstanding Options	Compensation Plans
Equity Compensation Plans Approved by Shareholders(1)	518,242	$9.82	1,046,087
Equity Compensation Plans Not Approved by Shareholders(2)	—	—	—

(1)	The equity compensation plans approved by our shareholders are the Coast Dental Services, Inc. Stock Option Plan and the Coast Dental Services, Inc. Affiliated Professionals Stock Plan.

(2)	We do not have any equity compensation plans that have not been approved by our shareholders.

     The remaining information required by this Item is incorporated herein by reference to the information under the headings “Management — Security Ownership of Management and Others” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2004

Item 13. Certain Relationships and Related Transactions

     The information required by this Item is incorporated herein by reference to the information under the headings “Certain Relationships and Related Transactions” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2004

Item 14. Principal Accounting Fees and Services.

     The information required by this Item is incorporated herein by reference to the information under the headings “Audit and Related Fees” in the Company’s definitive Proxy Statement to be used in connection with the Company’s Annual Meeting of Stockholders, which is expected to be filed with the Securities and Exchange Commission on or before April 29, 2004

PART IV

Item 15 Exhibits, Financial Statement Schedules and Reports on Form 8-K

(A)	FINANCIAL STATEMENTS, SCHEDULES AND EXHIBITS

(1)	Financial Statements: See Item 8

(2)	Financial Statement Schedules: See (D) below.

(3)	Exhibits: See Exhibit Index.

(B)	REPORTS ON FORM 8-K

None.

(C)	EXHIBITS

See Exhibit Index.

(D)	FINANCIAL STATEMENT SCHEDULES

     The Financial Statement Schedules required are either included in the Notes to Financial Statements, or are otherwise omitted because of the absence of the conditions under which they are required, except Schedule II-Valuation and Qualifying Accounts which is set forth on page 64 of this report.

COAST DENTAL SERVICES, INC.

Schedule II-Valuation and Qualifying Accounts
Years ended December 31, 2003, 2002, and 2001

		Additions
		Charged or
	Balance at	(Credited) to		Balance at
	Beginning	Costs and		End of
(in thousands)	of Period	Expenses	Deductions	Period
Deferred tax asset valuation allowance
Year ended December 31, 2003	$3,276	$303	$—	$3,579
Year ended December 31, 2002	$3,135	$141	$—	$3,276
Year ended December 31, 2001	$—	$3,135	$—	$3,135
Reserve for closed Dental Centers
Year ended December 31, 2003	$723	$167	$562	$328
Year ended December 31, 2002	$420	$2,625	$2,322	$723
Year ended December 31, 2001	$—	$2,751	$2,331	$420
Valuation allowance on the related party receivable related to split dollar life insurance arrangement
Year ended December 31, 2003	$882	$45	$107	$820
Year ended December 31, 2002	$505	$377	$—	$882
Year ended December 31, 2001	$267	$238	$—	$505

COAST DENTAL SERVICES, INC.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Tampa, State of Florida on March 24, 2004. Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities indicated on March 24, 2004.

COAST DENTAL SERVICES, INC.

By:	/s/ Terek Diasti, D.V.M.

Terek Diasti, D.V.M.
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

By:	/s/ Adam Diasti, D.D.S.

Adam Diasti, D.D.S.
President and Director

By:	/s/ Timothy G. Merrick

Timothy G. Merrick
Vice President – Finance and Secretary
(Principal Financial and Accounting Officer)

By:	/s/ Donald R. Millard

Donald R. Millard
Director

By:	/s/ Peter M. Sontag

Peter M. Sontag
Director

By:	/s/ Richard T. Welch

Richard T. Welch
Director

By:	/s/ W. Wayne Woody

W. Wayne Woody
Director

COAST DENTAL SERVICES, INC.
Annual Report of Form 10-K

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
2.1*	Articles of Merger and Agreement and Plan of Merger dated as of August 29, 2002, between Coast Dental Services, Inc., a Delaware corporation, and Coast Florida Acquisition, Inc., a Florida corporation (filed with the State of Florida in connection with the reincorporation from Delaware to Florida). [10]

3.1*	Restated Certificate of Incorporation of Coast Dental Services, Inc. [2]

3.1A*	Articles of Incorporation of the Company (filed with the State of Florida in connection with reincorporation from Delaware to Florida.) [10]

3.2*	Bylaws of Coast Dental Services, Inc. [1]

4.1*	Specimen of Coast Dental Services, Inc. Common Stock Certificate. [1]

4.2*	Business Loan Agreement dated August 15, 1996 between Coast Dental Services, Inc. and Barnett Bank, N.A.[1]

4.3*	First Amendment to Business Loan Agreement dated March 7, 1997 between Coast Dental Services, Inc. and Barnett Bank, N.A. [3]

4.6*	Amended and Restated Loan Agreement dated November 4, 1999 by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A

4.7*	Revolving Credit Agreement, Term Loan and Security Agreement dated December 31, 2002 between Coast Dental Services and CapitalSource Finance, LLC. [11]

4.8*	Credit Agreement dated February 28, 2003 between Coast Dental Services, Inc, and the Diasti Family Limited Partnership. [11]

4.9	Waiver and First Amendment to Revolving Credit, Term Loan and Security Agreement dated February 6, 2004, between Coast Dental Services, Inc., and CapitalSource, LLC.

(The Company is not filing any instrument with respect to long-term debt that does not exceed 10 percent of the total assets of the Company and the Company agrees to furnish a copy of such instrument to the Commission upon request.)

10.1*	Employment Agreement between Coast Dental Services, Inc. and Terek Diasti. [2]

10.2*	Employment Agreement between Coast Dental Services, Inc. and Adam Diasti, D.D.S. [2]

10.4*	Coast Dental Services, Inc. Stock Option Plan. [1]

10.5*	Coast Dental Services, Inc. Affiliated Professional Stock Plan. [1]

10.6*	Services and Support Agreement dated October 1, 1996 between Coast Dental Services, Inc. and Coast Florida, P.A. [1]

10.10*	Form of Indemnification Agreement with officers and directors. [1]

10.12*	Agreement to Transfer Stock and Stock Pledge dated November 1, 1996, by and between Adam Diasti, D.D.S. and Coast Dental Services, Inc. [2] (The Company has also entered to similar agreements with Adam Diasti with respect to his stock ownership in Coast Dental Southeast, P.A. n/k/a Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida, P.A. n/k/a Coast Dental, P.A. and Adam Diasti, D.D.S. & Associates, P.C. and such agreements are not being filed because they are not materially different in form from the Agreement to Transfer Stock and Stock Pledge filed by the Company.)

10.14*	Amendment No. 1 to Coast Dental Services, Inc. Stock Option Plan. [4]

10.17*	First Amendment effective June 1997 to Services and Support Agreement between the Company and Coast Florida P.A. [5]

10.18*	Second, Third and Fourth Amendments effective October 1, 1998, February 1, 1999 and January 1, 2000 to the Services and Support Agreement between the Company and Coast Florida, P.A. [6,8] (The Company has also entered into Services and Support Agreements with Coast Dental Services of Tennessee, P.C., Coast Dental Services of Florida P.A. n/k/a Coast Dental, P. A. and Adam Diasti, D.D.S. & Associates, P.C., which agreements with amendments are not being filed because the terms thereof are not materially different from the amended Services and Support Agreements previously filed by the Company.)

10.19*	First Amendment effective February 1, 1999 to the Services and Support Agreement between the Company and Coast Dental Services of Georgia. P.C. [6]

10.21*	Employment Agreement between Coast Dental Services, Inc. and William H. Geary, III [8]

10.22*	Employment Agreement between Coast Dental Services, Inc. and Chris D. Salemi [8]

COAST DENTAL SERVICES, INC.
Annual Report of Form 10-K

EXHIBIT INDEX

Exhibit
Number	Exhibit Description
10.24*	Amendment dated August 31, 2001 to Amended and Restated Loan Agreement dated November 4, 1999 by and between Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. and Third Renewal and Replacement Revolving Promissory Note by and among Coast Dental Services, Inc. and Bank of America, N.A. d/b/a Nations Bank, N.A. incorporated by reference to Exhibit 4.6. [9]

10.25*	Employment Agreement between Coast Dental Services, Inc. and Timothy G. Merrick [12]

10.26*	Fifth Amendment to the Services and Support Agreement effective June 1, 2002 by and between Coast Dental Services, Inc. and Coast Florida P.A. (The Company has also entered into Services and Support Agreements and Amendments thereto with Coast Dental Services of Florida P.A. n/k/a Coast Dental, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C. and Adam Diasti, D.D.S. & Associates, P.C., which Agreements and Amendments are not being filed because the terms thereof are not materially different in form from the Services and Support Agreement previously filed by the Company and the fifth Amendment previously filed by the Company.) [13]

10.27*	Sixth Amendment to the Services and Support Agreement effective October 1, 2002 by and between Coast Dental Services, Inc. and Coast Florida P.A. (The Company has also entered into Services and Support Agreements and Amendments thereto with Coast Dental, P.A., Coast Dental of Georgia, P.C., Coast Dental Services of Tennessee, P.C. and Adam Diasti, D.D.S. & Associates, P.C., which Agreements and Amendments are not being filed because the terms thereof are not materially different in form from the Services and Support Agreement previously filed by the Company and the sixth Amendment previously filed by the Company). [14]

11.1	Computation of Per Share Earnings (Loss).

23	Consent of Deloitte & Touche LLP.

31.1 **	Certification of Terek Diasti pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 **	Certification of Timothy G. Merrick pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Terek Diasti pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Timothy G. Merrick pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed as an exhibit in the Company filing identified in the endnote following the exhibit description and incorporated herein by reference.

**	This certification accompanies this report pursuant to the Sarbanes-Oxley Act of 2002 and shall not be deemed filed for purposes of Section 18 of the Securities Exchange Act of 1934.

[1]	Registration Statement on Form S-1 filed on October 7, 1996 (File No. 333-13613).

[2]	Amendment No. 1 to Form S-1 Registration Statement filed on November 12, 1996.

[3]	Form 10-K filed on March 31, 1997.

[4]	Form S-8/A filed on July 31, 1997.

[5]	Amendment No. 2 to S-1 Registration Statement filed on September 19, 1997.

[6]	Form 10-K filed on March 31, 1999.

[7]	Form 10-Q filed on November 15, 1999.

[8]	Form 10-K filed on March 30, 2000.

[9]	Form 10-Q filed on November 14, 2001.

[10]	Form 10-Q filed on November, 14, 2002.

[11]	Schedule TO-I filed March 4, 2003.

[12]	Form 10-Q filed on May 15, 2002

[13]	Form 10-Q filed on August 14, 2002

[14]	Form 10-K filed on March 28, 2003